Form 10-Q
period 2020-09-30
Steele Creek Capital Corp
filed 2020-12-23
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56189

STEELE CREEK CAPITAL CORPORATION

Maryland	85-1327288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 S. College Street, Suite 1690, Charlotte, North Carolina	28244
(Address of principal executive offices)	(Zip Code)

(704) 343-6011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of December 23, 2020, the registrant had 2,633,227.76 shares of common stock, $0.001 par value per share, outstanding.

MSC Capital LLC

Table of Contents

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Statement of Assets and Liabilities as of September 30, 2020 (unaudited)	1

	Consolidated Statement of Operations for the period July 1, 2020 (commencement of operations) through September 30, 2020 (unaudited)	2

	Consolidated Statement of Changes in Shareholders’ Equity for the period July 1, 2020 (commencement of operations) through September 30, 2020 (unaudited)	3

	Consolidated Statement of Cash Flows for the period July 1, 2020 (commencement of operations) through September 30, 2020 (unaudited)	4

	Consolidated Schedule of Investments as of September 30, 2020 (unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Discussion about Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1a.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

i

MSC Capital LLC

Consolidated Statement of Assets and Liabilities

(unaudited)

September 30, 2020
Assets
Investments,
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $26,383,346)	$26,726,554
Cash	3,682,763
Interest receivable	31,730
Receivable for investments sold	23,240,920
Total assets	$53,681,967

Liabilities
Payable for investments purchased	29,608,335
Accounts payable and accrued expenses	56,234
Total liabilities	29,664,569

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Common shares, $1,000 par value, 22,828 shares authorized, issued and outstanding as of September 30, 2020	22,828,000
Paid-in-capital in excess of par value	530,000
Total distributable earnings	659,398
Total shareholders’ equity	$24,017,398

Total liabilities and shareholders’ equity	$53,681,967

Net asset value per share	$1,052.10

The accompanying notes are an integral part of these consolidated financial statements

MSC Capital LLC

Consolidated Statement of Operations

(unaudited)

For the period from July 1, 2020 (commencement of operations) through September 30, 2020
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$211,354
Other income	11,088
Total investment income	222,442

Expenses:
Professional fees	106,250
Custody fees	8,014
Administration expenses	3,014
Other general and administrative expenses	3,110
Total expenses	120,388
Net investment income	102,054

Realized and unrealized gain (loss) on investments:
Net realized gain on non-controlled/non-affiliate company investments	214,136
Net change in unrealized appreciation on non-controlled/non-affiliate company investments	343,208

Total net realized and unrealized gain on investments	557,344

Net increase in shareholders’ equity resulting from operations	$659,398

Per share data:
Net investment income per share - basic and diluted	$6.51
Net increase in shareholders’ equity resulting from operations per share - basic and diluted	$42.05
Weighted average shares outstanding - basic and diluted	15,681

The accompanying notes are an integral part of these consolidated financial statements

MSC Capital LLC

Consolidated Statement of Changes in Shareholders’ Equity

(unaudited)

	Common Stock		Paid-in capital in	Distributable	Total
	Number of shares	Par value	excess of par value	Earnings (Loss)	shareholders’ equity
Balances at July 1, 2020 (commencement of operations)	-	$-	$-	$-	$-

Net investment income	-	-	-	102,054	102,054

Net realized gain on investments	-	-	-	214,136	214,136

Net change in unrealized appreciation on investments	-	-	-	343,208	343,208

Issuance of common shares	22,828	22,828,000	530,000	-	23,358,000

Balances at September 30, 2020	22,828	$22,828,000	$530,000	$659,398	$24,017,398

The accompanying notes are an integral part of these consolidated financial statements

MSC Capital LLC

Consolidated Statement of Cash Flows

(unaudited)

For the period from July 1, 2020 (commencement of operations) through September 30, 2020
Cash flows from operating activities:
Net increase in shareholder’s equity resulting from operations	$659,398

Adjustments to reconcile net increase in shareholder’s equity resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(69,071,588)
Proceeds from sales of investments and paydowns	45,806,471
Amortization of premium/accretion of discount, net	(45,811)
Net realized gain on investments	(214,136)
Net change in unrealized appreciation on investments	(343,208)
Changes in operating assets and liabilities:
Interest receivable	(31,730)
Receivable for investments sold	(23,240,920)
Payable for investments purchased	29,608,335
Accounts payable and accrued expenses	56,234
Net cash used in operating activities	(16,816,955)

Cash flows from financing activities:
Proceeds from issuance of common shares	20,499,718
Net cash provided by financing activities	20,499,718

Net increase in Cash	3,682,763
Cash, beginning of period	-
Cash, end of period	$3,682,763

Supplemental disclosure:
Operating activities:
Contribution of loan investments	$2,858,282

Financing activities:
Contribution of loan investments from Members	$2,858,282

The accompanying notes are an integral part of these consolidated financial statements

MSC Capital LLC

Consolidated Schedule of Investments

(unaudited)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Shareholder’s Equity (4)
Non-controlled/Non-Affiliate Investments

Term Floating Rate Loans - 111.3% of Shareholder’s Equity (4)

Aerospace & Defense
Alion Science and Technology Corporation	7/23/2024	4.75%	L + 3.75%	1.00%	$1,000,000	$990,156	$1,004,585	4.2%
MAG DS Corp	4/1/2027	6.50%	L + 5.50%	1.00%	1,000,000	950,000	955,625	4.0%
Milano Acquisition Corporation	10/1/2027	4.75%	L + 4.00%	0.75%	1,000,000	990,000	991,875	4.1%
Spirit Aerosystems Inc.	1/15/2025	6.00%	L + 5.25%	0.75%	500,000	497,500	500,000	2.1%
Total Aerospace & Defense						3,427,656	3,452,085	14.4%

Automotive
NN, Inc.	10/19/2022	6.50%	L + 5.75%	0.75%	1,640,161	1,551,502	1,626,539	6.8%
Total Automotive						1,551,502	1,626,539	6.8%

Banking, Finance, Insurance & Real Estate
Broadstreet Partners, Inc.	1/27/2027	4.75%	L + 3.75%	1.00%	997,500	978,370	990,019	4.1%
FinCo I LLC	6/27/2025	2.65%	L + 2.50%	0.15%	500,000	498,750	498,230	2.1%
Hudson River Trading LLC	2/18/2027	3.14%	L + 3.00%	0.14%	997,487	985,237	977,538	4.1%
Ryan Specialty Group LLC	9/1/2027	4.00%	L + 3.25%	0.75%	1,000,000	985,163	992,505	4.1%
Total Banking, Finance, Insurance & Real Estate						3,447,520	3,458,292	14.4%

Beverage, Food & Tobacco
Advantage Sales & Marketing Inc.	7/23/2021	4.25%	L + 3.25%	1.00%	1,488,462	1,374,913	1,465,576	6.1%
Total Beverage, Food & Tobacco						1,374,913	1,465,576	6.1%

Chemicals, Plastics, & Rubber
Aruba Investments, Inc.	7/7/2025	5.25%	L + 4.25%	1.00%	1,000,000	988,674	997,080	4.2%
Total Chemicals, Plastics, & Rubber						988,674	997,080	4.2%

Containers, Packaging & Glass
Canister International Group Inc.	12/21/2026	4.90%	L + 4.75%	0.15%	500,000	497,500	500,000	2.1%
Plaze, Inc.	8/3/2026	5.25%	L + 4.25%	1.00%	1,000,000	985,256	987,500	4.1%
Pro Mach Group, Inc.	3/7/2025	4.50%	L + 3.50%	1.00%	265,031	(12,785)	7,951	0.0%
Pro Mach Group, Inc.	3/7/2025	4.50%	L + 3.50%	1.00%	802,957	777,081	786,898	3.3%
Total Containers, Packaging & Glass						2,247,052	2,282,349	9.5%

Energy: Electricity
Hamilton Projects Acquiror LLC	6/17/2027	5.75%	L + 4.75%	1.00%	997,500	977,901	996,877	4.2%
Total Energy: Electricity						977,901	996,877	4.2%

Energy: Oil & Gas
ChampionX Holding Inc.	6/3/2027	6.00%	L + 5.00%	1.00%	987,500	977,653	985,031	4.1%
Total Energy: Oil & Gas						977,653	985,031	4.1%

Forest Products & Paper
Neenah, Inc.	6/30/2027	5.00%	L + 4.00%	1.00%	997,500	978,044	997,500	4.2%
Total Forest Products & Paper						978,044	997,500	4.2%

Healthcare & Pharmaceuticals
Global Medical Response, Inc.	10/2/2025	5.75%	L + 4.75%	1.00%	500,000	490,000	489,688	2.0%
Lannett Company, Inc.	11/25/2022	6.38%	L + 5.38%	1.00%	1,047,721	1,037,813	1,032,006	4.3%
Total Healthcare & Pharmaceuticals						1,527,813	1,521,694	6.3%

High Tech Industries
Casa Systems, Inc.	12/20/2023	5.00%	L + 4.00%	1.00%	481,250	455,716	458,691	1.9%
LogMeIn, Inc.	8/31/2027	4.91%	L + 4.75%	0.16%	1,000,000	975,207	968,440	4.0%
Total High Tech Industries						1,430,923	1,427,131	5.9%

Media: Advertising, Printing & Publishing
Meredith Corporation	1/31/2025	5.25%	L + 4.25%	1.00%	997,500	959,334	986,692	4.1%
Total Media: Advertising, Printing & Publishing						959,334	986,692	4.1%

Media: Broadcasting & Subscription
Univision Communications Inc.	3/13/2026	4.75%	L + 3.75%	1.00%	498,750	471,921	486,862	2.0%
Total Media: Broadcasting & Subscription						471,921	486,862	2.0%

Retail
Michaels Stores, Inc.	10/1/2027	4.25%	L + 3.50%	0.75%	1,000,000	985,000	977,500	4.1%
Total Retail						985,000	977,500	4.1%

The accompanying notes are an integral part of these consolidated financial statements

MSC Capital LLC

Consolidated Schedule of Investments

(unaudited)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Shareholder’s Equity (4)
Services: Business
iQor US Inc.	12/10/2020	11.00%	L + 10.00%	1.00%	405,725	397,651	381,382	1.6%
Total Services: Business						397,651	381,382	1.6%

Services: Consumer
Herschend Entertainment Co LLC	8/25/2025	6.75%	L + 5.75%	1.00%	500,000	480,316	482,500	2.0%
Smart Start, Inc.	8/19/2027	5.75%	L + 4.75%	1.00%	1,000,000	990,125	1,002,710	4.2%
Total Services: Consumer						1,470,441	1,485,210	6.2%

Telecommunications
Avaya Inc. (5)	12/15/2024	4.40%	L + 4.25%	0.15%	-	609	-	0.0%
Total Telecommunications						609	-	0.0%

Transportation: Cargo
SMB Shipping Logistics, LLC	2/2/2024	5.00%	L + 4.00%	1.00%	733,671	694,254	704,324	2.9%
Wabash National Corporation	9/28/2027	4.00%	L + 3.25%	0.75%	1,000,000	990,000	996,250	4.1%
Total Transportation: Cargo						1,684,254	1,700,574	7.0%

Transportation: Consumer
SkyMiles IP Ltd.	10/20/2027	4.75%	L + 3.75%	1.00%	1,000,000	990,000	1,008,575	4.2%
Total Transportation: Consumer						990,000	1,008,575	4.2%

Utilities: Electric
PG&E Corporation	6/23/2025	5.50%	L + 4.50%	1.00%	498,750	494,485	489,605	2.0%
Total Utilities: Electric						494,485	489,605	2.0%

Total Term Floating Rate Loans						26,383,346	26,726,554	111.3%

Total Non-controlled/Non-Affiliate Investments						$26,383,346	$26,726,554	111.3%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(3)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2020. As of September 30, 2020, rates for 1M L, 3M L and 6M L are 0.15%, 0.23%, and 0.26% respectively.
(4)	Percentages are based on net shareholder’s equity of $24,017,398 as of September 30, 2020.
(5)	Position was sold prior to September 30, 2020, remaining cost balance will be adjusted upon settlement

The accompanying notes are an integral part of these consolidated financial statements

MSC Capital LLC

Notes to the Consolidated Financial Statements (Unaudited)

For the period July 1, 2020 (commencement of operations)

Through September 30, 2020

1. ORGANIZATION

MSC Capital LLC, (which is referred to as the “Company”, “we”, “us” and “our”) was organized pursuant to the Delaware Limited Liability Company Act (the “LLC Act”) by filing a Certificate of Formation in the Office of the Secretary of State of the State of Delaware on June 3, 2020. We operate under the Amended and Restated Limited Liability Agreement of MSC Capital LLC (the “Agreement”). Capitalized terms used in these notes without definition shall have meanings as defined in the Agreement.

In September 2020, we formed a wholly-owned special purpose financing vehicle, Steele Creek Funding I, LLC, a Delaware limited liability company.

The Company intends to elect to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Please see Footnote 12 Subsequent Events, for additional information on the BDC election.

The Company shall have perpetual existence unless sooner dissolved and wound up pursuant to Section 17 of the Agreement, or by the entry of a decree of judicial dissolution under Section 18-802 of the LLC Act.

The Company has no paid employees and is managed by Steele Creek Investment Management LLC (the “Manager”). The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

The Company is a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. The investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds.

All adjustments, in the opinion of management, necessary to fair statement of the results for the interim periods presented have been made.

The term “shares” herein refers to membership interest in the Company prior to conversion.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting – The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated. Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020.

Use of Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Manager to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from such estimates included in the consolidated financial statements.

MSC Capital LLC

Notes to the Consolidated Financial Statements (Unaudited)

For the period July 1, 2020 (commencement of operations)

Through September 30, 2020

Securities Transactions - Securities transactions are recorded on the trade date. The trade date for loans purchased in the “primary market” and for loans and other investments purchased in the “secondary market” is the date on which the transaction is entered. Cost is determined based on consideration given, adjusted for amortization of original issuance discounts (“OID”), market discounts and premiums.

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2020, there were no loans in non-accrual status.

Expenses - Expenses include administrator fees, custody fees, legal fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Realized Gain or Loss and Unrealized Gain or Loss - Realized gain or loss from an investment is recorded at the time of disposition and calculated using the weighted average cost method. Unrealized gain or loss reflects the changes in fair value of investments as determined in compliance with the Manager’s valuation policy.

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of September 30, 2020, the Company’s cash balance exceeded federally insured limits. The Manager continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

Earnings per share - The Company calculates earnings per share by dividing the net increase in shareholders’ equity resulting from operations by the weighted average shares for the period.

Paid-in-capital in Excess of Par Value - The Company records the proceeds from the sale of its shares on a net basis to capital stock and paid-in capital in excess of par value, excluding all offering costs.

Fair Value of Financial Instruments – Assets and liabilities which qualify as financial instruments under relevant authoritative guidance are carried at fair value or contractual amounts approximating fair value.

Valuation of Investments - The Company records its financial instruments in accordance with ASC Topic 820 — Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the accompanying Consolidated Statement of Operations as “net change in unrealized appreciation on non-controlled/non-affiliate company investments.” Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Publicly-traded investments in active markets are reported at the market closing price.

Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliate company investments.” in the Consolidated Statement of Operations.

MSC Capital LLC

Notes to the Consolidated Financial Statements (Unaudited)

For the period July 1, 2020 (commencement of operations)

Through September 30, 2020

Due to the uncertainty relating to London Interbank Offered Rate (“LIBOR”), we are monitoring potential changes that may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

The Company values its investments in accordance with the Manager’s valuation policy. Valuations are prepared and approved by the valuation committee on a monthly basis.

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period.

Income Taxes - No provision for income taxes has been made in the accompanying consolidated financial statements, as the Members are individually responsible for reporting income or loss based on their respective share of the Company’s revenues and expenses for income tax purposes. The Company files U.S. Federal and state and local tax returns.

Based on its analysis, the Manager has determined that the Company does not have any materially uncertain tax positions that require recognition and measurement in the Company’s consolidated financial statements.

The Manager will continue to review the relevant authoritative guidance as such relates to the Company’s consolidated financial statements and conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations, and interpretations thereof. To the extent that the Manager’s assessment of the conclusions reached regarding uncertain tax positions changes, such change in estimate will be recorded in the period in which such determination is made. The Company’s policy is to recognize tax related interest and penalties, if any, as income tax expense. For the period July 1, 2020 (commencement of operations) through September 30, 2020, no such amounts were recognized.

Administration Agreement - The Manager has entered into an agreement (the “Administration Agreement”) to delegate certain administrative and custody functions to US Bank (the “Administrator”).

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 is elective and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU No. 2020-04.

In August 2020, the U.S. Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-10825 and No.34-89670, collectively referred to as ‘Modernization of Regulation S-X Items 101, 103 and 105’. These rules amend certain SEC disclosure requirements to improve disclosure for investors and to simplify compliance for registrants, including new requirements for human capital disclosures and a summary of risk factors. The final rules are effective for all filings on or after November 9, 2020. The Company is evaluating the impact of adopting the Final Rule on our consolidated financial statements.

MSC Capital LLC

Notes to the Consolidated Financial Statements (Unaudited)

For the period July 1, 2020 (commencement of operations)

Through September 30, 2020

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1 02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The new definition of “significant subsidiary” under Rule 1-02(w)(2) of Regulation S-X, which is tailored to investment companies, (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary.” The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company is evaluating the impact of adopting the Final Rule on our consolidated financial statements.

4. INVESTMENTS

Fair Value Measurements

We value our investments on a monthly basis at fair value in accordance with the 1940 Act and ASC Topic 820, which defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the investments to be different than the valuations currently assigned.

Investments for which observable market prices in active markets do not exist are reported at fair value, as determined by the Manager using the best information available. The amount determined to be fair value may incorporate the Manager’s own assumptions (including assumptions that the Manager believes market participants would use in valuing the investment, and assumptions relating to appropriate risk adjustments for nonperformance and lack of marketability).

The fair values assigned to the Company’s investments are based upon available information and do not necessarily represent amounts which might ultimately be realized. Due to the absence of readily determinable fair values and the inherent uncertainty of valuations, the estimated fair values may differ significantly from values that would have been used had a ready market for the securities existed, and the differences could be material.

The guidance establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. The fair value hierarchy prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily-available actively quoted prices or for which fair value can be measured from actively-quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories (from highest to lowest) based on inputs:

Level 1 – Quoted prices (unadjusted) are available in active markets for identical investments that the Company has the ability to access as of the reporting date. The type of investments which would generally be included in Level 1 include listed equity securities and listed derivatives. The Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

MSC Capital LLC

Notes to the Consolidated Financial Statements (Unaudited)

For the period July 1, 2020 (commencement of operations)

Through September 30, 2020

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. This may include valuations based on executed trades, broker quotations that constitute an executable price, and alternative pricing sources supported by observable inputs which, in each case, are either directly or indirectly observable for the asset in connection with market data at the measurement date.

Level 3 – Pricing inputs are unobservable for the investments and include situations where there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Manager. In certain cases, investments classified within Level 3 may include securities for which we have obtained indicative quotes from broker-dealers that do not necessarily represent prices the broker may be willing to trade on.

The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our loans are predominately valued based on evaluated prices from a nationally recognized independent pricing service or from third-party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.

There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant’s view of the fair value of the debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan to a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique. For these loans, the unobservable inputs used in the market yield valuation methodology to measure fair value reflect management’s best estimate of assumptions that would be used by market participants when pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data for the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgement, and considers factors specific to the investment.

The following fair value hierarchy table sets forth our investments by level as of September 30, 2020:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Term Loans	$26,726,554	$-	$26,726,554	$-
Total Investments	$26,726,554	$-	$26,726,554	$-

MSC Capital LLC

Notes to the Consolidated Financial Statements (Unaudited)

For the period July 1, 2020 (commencement of operations)

Through September 30, 2020

Due to the uncertainty relating to London Interbank Offered Rate (“LIBOR”), we are monitoring potential changes that may adversely affect the market for and the valuation of LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the period July 1, 2020 (commencement of operations) through September 30, 2020:

For the period July 1, 2020 (commencement of operations) through September 30, 2020
Numerator - net earnings	$659,398
Denominator - weighted average shares	15,681
Net earnings per share	$42.05

6. INCOME TAXES

The Company is a pass-through entity. Accordingly, no federal income taxes are assessed at the Company level. Federal income tax law and regulations require the partners to report their allocable share of the Company’s taxable income or loss in their respective tax returns. Certain state and local tax authorities levy taxes on the Company based on its income.

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” rates in effect for the year in which the differences are expected to reverse. Such cumulative net tax effects on temporary differences are reflected on the Company’s special purpose combined financial allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the consolidated financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. For the tax period July 1, 2020 (commencement of operations) to September 30, 2020, no unrecognized tax benefit was recorded. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties, if applicable, as a component of income tax expense. For the period ended September 30, 2020, no such amount was recorded.

7. RELATED PARTY TRANSACTIONS

All three Members of the Company are related parties of the Manager. During the period July 1, 2020 (commencement of operations) through September 30,2020, the Members contributed $20,499,718 of cash and $2,858,282 of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with Financial Accounting Standards No.116, Accounting for Contributions Received and Contributions Made.

MSC Capital LLC

Notes to the Consolidated Financial Statements (Unaudited)

For the period July 1, 2020 (commencement of operations)

Through September 30, 2020

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Manager at fair value on the trade date. During the period ended July 1, 2020 (commencement of operations), to September 30, 2020, there were no purchases of investments from or sales of investments to affiliates of our Manager.

Prior to the Company’s conversion to a corporation and election to be treated as a BDC, the Company did not pay the Manager for the services it provided to the Company. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company.

8. SHAREHOLDERS’ EQUITY

The Members are affiliates of the Company. For the period from July 1, 2020 (commencement of operations) through September 30, 2020, the Company issued 22,828 shares at a par value of $1,000.00 per share. The Manager has 1 management share in the Company and does not receive any economics.

9. ALLOCATION OF PROFITS AND LOSSES

Members are issued shares of the Company by the Manager that represent their limited liability company interests in the Company. Profits and losses are allocated on a pro-rata basis to all Members based on the number of shares held by each member in proportion to the aggregate number of all outstanding shares of the Company.

10. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of September 30, 2020, the Company had unfunded commitments of $265,031.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of September 30, 2020. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

MSC Capital LLC

Notes to the Consolidated Financial Statements (Unaudited)

For the period July 1, 2020 (commencement of operations)

Through September 30, 2020

11. FINANCIAL HIGHLIGHTS

The following financial highlights for the period July 1, 2020 (commencement of operations) through September 30, 2020 are calculated for the Members as a whole.

For the period from July 1, 2020 (commencement of operations) through September 30, 2020
Per share data:
Net asset value at beginning of period	$-
Net investment income (1)	6.51
Net realized gain (1)	13.66
Net change in unrealized appreciation (1)	21.88
Net increase in net assets resulting from operations (1)	42.05
Issuance of common shares	1,000.00
Other (2)	10.05
Net asset value at end of period	$1,052.10

Net assets at end of period	$24,017,398
Shares outstanding at end of period	22,828
Total return (3)	5.21%

Ratio/Supplemental data:
Ratio of net expenses to average net assets (4)	2.91%
Ratio of net investment income to average net assets (4)	2.46%

Portfolio turnover (5)	216.46%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(4)	Ratios are annualized.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

MSC Capital LLC

Notes to the Consolidated Financial Statements (Unaudited)

For the period July 1, 2020 (commencement of operations)

Through September 30, 2020

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On October 7, 2020, the Company converted to a Maryland corporation, named Steele Creek Capital Corporation. On that date, the Company elected to be regulated as a BDC under the 1940 Act. The Company will elect for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will be externally managed by Steele Creek Investment Management LLC (the “Advisor”). The Company entered into an investment advisory agreement (the “Advisory Agreement”) with the Advisor and will compensate the Advisor for its services with a fee that consists of two components: a management fee and an incentive fee. In connection with the conversion, 22,828 of the Company’s $1,000.00 par value shares were converted into 2,282,787.33 of the Company’s $0.001 par value common stock.

On October 13, 2020, the Company entered into a Credit Agreement with BNP Paribas (“BNP”) as lender and administrative agent (the “Credit Facility”) providing a maximum of $45,000,000 to the borrower. During the Credit Facility’s revolving period, it bears interest at London Interbank Offered Rate, or LIBOR, plus 200 basis points. The Company created a wholly owned subsidiary, Steele Creek Capital Funding I, LLC, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to the BNP to be used as collateral for the Credit Facility. The Company began transferring investments into Steele Creek Funding I, LLC in October.

On December 1, 2020, the Company issued and sold 350,443.43 shares of its common stock to certain investors for an aggregate offering price of $3,750,000. The sale of its common stock was made pursuant to subscription agreements between the Company and the investor. The issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

The transmission of COVID-19 and efforts to contain its spread have resulted in, among other things, border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, lower consumer demand for goods and services, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, and prolonged quarantines, as well as general concern and uncertainty. The impact of the COVID-19 outbreak could negatively affect the global economy, the economies of individual countries, and the financial performance of individual issuers, sectors, industries, asset classes, and markets in significant and unforeseen ways. The COVID-19 pandemic and its effects may last for an extended period of time, and in either case could result in significant market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could disrupt the operations of the Company and its service providers, adversely affect the value and liquidity of the Company’s investments, and negatively impact the Company’s performance and your investment in the Company.

The global impact of the pandemic has been rapidly evolving and may negatively impact the performance of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to MSC Capital LLC prior to the Conversion (as defined herein), and Steele Creek Capital Corporation on and after the Conversion.

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially and these statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	uncertainties associated with the coronavirus (“COVID-19”) pandemic, including the negative effect that the COVID-19 pandemic is having and is expected to have on the credit markets and the negative effect that the COVID-19 pandemic could have on our business;

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of investments that we expect to make;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of the Steele Creek Investment Management LLC (the “Advisor”) to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	the adequacy of our cash resources and working capital

●	the ability of the companies in which we invest to achieve their objectives;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	our expected financings and investments;

●	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the U.S. Securities and Exchange Commission (“SEC”) in the future, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In particular, statements herein about the effects of the COVID-19 pandemic on our business, results, financial position, and liquidity may constitute forward-looking statements and are subject to the risk that the actual impact may differ, possibly materially, from what is currently estimated. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Overview

We were organized as a Delaware limited liability company pursuant to the Delaware Limited Liability Company Act (the “LLC Act”) by filing a Certificate of Formation in the Office of the Secretary of State of the State of Delaware on June 3, 2020. We operate under the Amended and Restated Limited Liability Agreement of MSC Capital LLC (the “Agreement”).

The Company intends to elect to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Company shall have perpetual existence unless sooner dissolved pursuant to Section 17 of the Agreement, or by the entry of a decree of judicial dissolution under Section 18-802 of the LLC Act.

The Company has no paid employees and is managed by Steele Creek Investment Management LLC (the “Manager”). The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

The Company is a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. The investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds.

Revenues

We plan to generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. We generally expect our debt investments to bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on debt securities is generally payable quarterly or semi-annually. In some instances, we expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity is also expected to reflect the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

Our primary operating expenses will include the payment of fees to the Advisor under the investment advisory agreement between the Company and the Advisor (the “Advisory Agreement”), our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our initial organization costs incurred prior to the commencement of our operations;

●	operating costs incurred prior to the commencement of our operations;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities, including in connection with the Private Offering;

●	distribution and shareholder servicing fees payable to our dealer manager and financial intermediaries;

●	fees payable to third parties relating to making investments, including our Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	interest expense and other costs associated with our indebtedness;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead, including rental expenses

Our Advisor is authorized to determine the broker to be used for each portfolio transaction. In selecting brokers to execute transactions, the Advisor need not solicit competitive bids and does not have an obligation to seek the lowest available commission cost. In selecting brokers, the Advisor may or may not negotiate “execution only” commission rates and thus we may be deemed to be paying for other services provided by the broker that are included in the commission rate. In negotiating commission rates, the Advisor will take into account the financial stability and reputation of the broker and the brokerage, research and other services provided to us, the Advisor and other customers of the Advisor and its affiliates by such broker, even though we may not, in any particular instance, be the direct or indirect beneficiaries of the research or other services provided and the management fee payable to the Advisor is not reduced because it receives such services. In addition, the Advisor may direct commissions to certain brokers that on the foregoing basis may furnish other services to us, the Advisor and other customers of the Advisor and its affiliates, such as telephone lines, news and quotation equipment, electronic office equipment, account record keeping and clerical services, trading software, financial publications and economic consulting services. As a result of the brokerage practices described above, the levels of commission paid, and prices paid or received by us in portfolio transactions may be less favorable than in portfolio transactions effected on a best price and execution basis.

Current Market Conditions

Since the first portfolio investments were committed to in the beginning of July 2020, we have seen improving market conditions as fiscal and monetary stimulus alongside business re-openings have driven a fast-paced recovery in risk assets. As the duration of the COVID-19 pandemic remains uncertain and could continue to cause disruption in the global economy and financial markets, broadly syndicated loans have largely been bifurcated between issuers with operations significantly diminished by governmental restrictions and those with operations continuing to function. Furthermore, issuers of scale critical to their supply chain that are currently experiencing significant operational disruption are still having success accessing liquidity from the credit markets in many cases.

With a favorable technical backdrop, the broadly syndicated loan market was receptive to opportunistic activity in the 3rd quarter of 2020, which led to an array of new issue transactions including leveraged buyouts, strategic acquisitions, refinancing’s and dividend recapitalizations. However, a spike in COVID-19 cases that forces a significant portion of the U.S. into a lockdown or the absence of a smooth transition of presidential power could lead to increased volatility and greatly diminish capital markets activity. This possible outcome may result in additional portfolio investments being sourced predominantly in the secondary market.

While market volatility can impact portfolio investment valuations, our institutional credit facility does not include a mark-to-market covenant. Access to the credit facility will be available as long as eligibility covenants are maintained.

To safeguard the health of our employees and to ensure continuity of our business operations on behalf of our investors, the Company and its advisor have maintained a remote work environment that has not incurred any disruption to the portfolio management, trading, research or operations and accounting functions of the Company.

COVID-19 Developments

The transmission of COVID-19 and efforts to contain its spread have resulted in, among other things, border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, lower consumer demand for goods and services, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, and prolonged quarantines, as well as general concern and uncertainty. The impact of the COVID-19 outbreak could negatively affect the global economy, the economies of individual countries, and the financial performance of individual issuers, sectors, industries, asset classes, and markets in significant and unforeseen ways. The COVID-19 pandemic and its effects may last for an extended period of time, and in either case could result in significant market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could disrupt the operations of the Company and its service providers, adversely affect the value and liquidity of the Company’s investments, and negatively impact the Company’s performance and your investment in the Company.

LIBOR Developments

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, and results of operations.

Portfolio and Investment Activity

As of September 30, 2020, our portfolio had a fair market value of $26,726,554, a cost basis of $26,383,346 and was comprised of leveraged loans, measured at fair value (the “Loan Portfolio”). The Loan Portfolio consisted of 32 portfolio companies in 19 industries. The following table depicts a summary of the portfolio as of September 30, 2020:

Investments
Cost	26,383,346
Cumulative Net Unrealized Appreciation	343,208
Fair Value	26,726,554
Yield at Cost	5.30%

As of September 30, 2020, 100.0% of the investments in the portfolio bore interest at floating rates, with 89.0% of our loan portfolio (at fair value) and 88.8% of our loan portfolio (at cost) having an interest rate floor. The composition of our floating rate loan portfolio by interest rate floor as of September 30, 2020 was as follows:

	September 30, 2020
	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	2,944,208	11.02%	2,957,303	11.21%
0.75%	6,084,669	22.77%	5,999,164	22.74%
1.00%	17,697,677	66.22%	17,426,878	66.05%
	26,726,554	100.00%	26,383,346	100.00%

The portfolio is actively managed, with a turnover ratio of 216.46% for the period July 1, 2020 (commencement of operations) through September 30, 2020. During the period July 1, 2020 (commencement of operations) through September 30, 2020, Loan Portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. We do not expect to maintain this level of turnover ratio as this level is inflated due to the ramping of the portfolio. However, this high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The average yield during period July 1, 2020 (commencement of operations) through September 30, 2020 on the investment was 5.30%. The following tables depict the portfolio activity for the period July 1, 2020 (commencement of operations) through September 30, 2020:

Investments
Fair Value, Beginning	$-
Investment contributions	2,858,282
Purchases	69,071,588
Sales and Repayments	(45,806,471)
Non-cash income accrual	45,811
Net realized gains (losses)	214,136
Net unrealized appreciation	343,208
Fair Value, Ending	$26,726,554

Investments
Portfolio Companies, Beginning	-
Investment contributions	3
Purchases (new)	57
Purchases (add-on to existing)	1
Complete exit	(29)
Portfolio Companies, Ending	32

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our Loan portfolio of $0.8 million at fair value, or 3.1% of the total portfolio, as of September 30, 2020. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total Loans as of September 30, 2020:

As of September 30, 2020
Banking, Finance, Insurance & Real Estate	12.9%
Aerospace & Defense	12.9%
Containers, Packaging & Glass	8.5%
Transportation: Cargo	6.4%
Automotive	6.1%
Healthcare & Pharmaceuticals	5.7%
Services: Consumer	5.6%
Beverage, Food & Tobacco	5.5%
High Tech Industries	5.3%
Transportation: Consumer	3.8%
Forest Products & Paper	3.7%
Chemicals, Plastics, & Rubber	3.7%
Energy: Electricity	3.7%
Media: Advertising, Printing & Publishing	3.7%
Energy: Oil & Gas	3.7%
Retail	3.7%
Utilities: Electric	1.8%
Media: Broadcasting & Subscription	1.8%
Services: Business	1.4%
100.0%

Results of Operations

Operating results for the period July 1, 2020 (commencement of operations) through September 30, 2020 were as follows:

For the period from July 1, 2020 (commencement of operations) through September 30, 2020
Investment income:
Interest income	211,354
Other income	11,088
Total investment income	222,442

Expenses:
Professional fees	106,250
Custody fees	8,014
Administration expenses	3,014
Other general and administrative expenses	3,110
Total expenses	120,388
Net investment income	102,054
Net realized gain on investments	214,136
Net unrealized appreciation on investments	343,208
Net realized and unrealized gain on investments	557,344
Net Earnings	659,398

Investment Income

Investment income of $222,442 is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received.

Total Expenses

Total expenses of $120,388 include administrator fees, custody fees, legal fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Net Realized Gain on Investments

Sales and repayments of investments during the period July 1, 2020 (commencement of operations) through September 30, 2020 totaled $45,806,471 resulting in net realized gains of $214,136.

Net Unrealized Appreciation on Investments

Unrealized appreciation of $343,208 reflects the changes in fair value of investments as determined in compliance with the Manager’s valuation policy.

Taxes

The Company is a pass-through entity. Accordingly, no federal income taxes are assessed at the Company level. Federal income tax law and regulations require the partners to report their allocable share of the Company’s taxable income or loss in their respective tax returns. Certain state and local tax authorities levy taxes on the Company based on its income.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of any offering of shares of our common stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders.

Capital Contributions

During the period from July 1, 2020 (Commencement of Operations) through September 30, 2020, the Company issued and sold 22,828 shares, which represented limited liability company interests in the Company, at an aggregate purchase price of $23,358,000.

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board. Any dividends to our stockholders will be declared out of assets legally available for distribution.

We intend for the Company to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by such consolidated financial statements. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The Company will reevaluate its estimates on an ongoing basis. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future consolidated financial statements.

Valuation Procedures

Under procedures established by our Board and in accordance with the 1940 Act, we will value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value, subject at all times to the oversight and approval of our Board. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Advisor, together with our independent valuation advisors, and subject at all times to the oversight and approval of our Board, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. We intend to retain one or more independent providers of financial advisory services to assist the Advisor and the Board by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, our Board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below.

Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

With respect to investments for which market quotations are not readily available, our Advisor will undertake a multi-step valuation process each quarter, as described below:

●	Investments for which no such market prices are available or reliable will be preliminarily valued at such value as the Advisor may reasonably determine, which may include third party valuations;

●	The audit committee of our Board (the “Audit Committee”) will then review these preliminary valuations;

●	At least once annually, the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm; and

●	Our Board will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of our Advisor, the respective independent valuation firms and the Audit Committee.

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2020, we had no loans on non-accrual status.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Realized gains and losses from securities transactions and unrealized appreciation and depreciation of securities are determined using the identified cost basis method for financial reporting.

Contractual Obligations

As of September 30, 2020, we did not have any obligations for the repayment of debt outstanding. On October 13, 2020, we entered into the Credit Facility. See “Recent Developments” below.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At September 30, 2020, we had a total of $265,031 in outstanding commitments comprised of an investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

All three Members of the Company are related parties of the Manager. During the period July 1, 2020 (commencement of operations) through September 30,2020, the Members contributed $20,499,718 of cash and $2,858,282 of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with Financial Accounting Standards No.116, Accounting for Contributions Received and Contributions Made.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Manager at fair value on the trade date. During the period ended July 1, 2020 (commencement of operations), to September 30, 2020, there were no purchases of investments from or sales of investments to affiliates of our Manager.

Prior to the Company’s conversion to a corporation and election to be treated as a BDC, the Company did not pay the Manager for the services it provided to the Company. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company.

Recent Developments

On October 7, 2020, the Company converted to a Maryland corporation, named Steele Creek Capital Corporation. On that date, the Company elected to be regulated as a BDC under the 1940 Act. The Company will elect for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company will be externally managed by Steele Creek Investment Management LLC (the “Advisor”). The Company entered into an investment advisory agreement (the “Advisory Agreement”) with the Advisor and will compensate the Advisor for its services with a fee that consists of two components: a management fee and an incentive fee. In connection with the conversion, the shares of the Company converted into an aggregate amount of 2,282,787.33 shares of the Company’s common stock.

On October 13, 2020, the Company entered into a Credit Agreement with BNP Paribas (“BNP”) as lender and administrative agent (the “Credit Facility”) providing a maximum of $45,000,000 to the borrower. During the Credit Facility’s revolving period, it bears interest at London Interbank Offered Rate, or LIBOR, plus 200 basis points. The Company created a wholly owned subsidiary, Steele Creek Capital Funding I, LLC, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to the BNP to be used as collateral for the Credit Facility. The Company began transferring investments into Steele Creek Funding I, LLC in October.

On December 1, 2020, the Company issued and sold 350,443.43 shares of its common stock to certain investors for an aggregate offering price of $3,750,000. The sale of its common stock was made pursuant to subscription agreements between the Company and the investor. The issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of Amendment No. 2 to our Registration Statement on Form 10 which was filed with the SEC on November 24, 2020. The risks described in our registration statement on Form 10 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period from July 1, 2020 (Commencement of Operations) to September 30, 2020 to the risk factors discussed in Item 1A. Risk Factors of Amendment No. 2 to our Registration Statement on Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In conjunction with our formation, certain affiliates of our Advisor contributed assets to us in exchange for limited liability company membership interests of the Company. As of September 30, 2020, the value of the initial portfolio was approximately $24.0 million. The membership interests were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Index

3.1	Form of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.2	Form of Waiver Letter Agreement to the Investment Advisory Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.4	Form of Custody Agreement (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.5	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.6	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56189) filed on November 24, 2020).

10.8*	Form of Dealer Manager Agreement

10.9*	Credit Agreement with BNP Paribas

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: December 23, 2020	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President
(Principal Executive Officer)

Date: December 23, 2020	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)