Form 10-K
period 2020-12-31
Steele Creek Capital Corp
filed 2021-03-30
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01351

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 30, 2021, the registrant had 2,706,393 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STEELE CREEK CAPITAL CORPORATION

i

PART I

Item 1. Business

Steele Creek Capital Corporation (which is referred to as the “Company”, “we”, “us” and “our”) is a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC (the “Investment Advisor”), Moelis Asset Management LP and two affiliates (the “Members”). On October 7, 2020, MSC Capital LLC converted to a Maryland corporation, named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC (“Funding I”), a Delaware limited liability company.

We are externally managed by our Investment Advisor, an indirect subsidiary of Moelis Asset Management LP (“Moelis Asset”). Our Investment Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Investment Advisor also serves as the Administrator of the Company.

On December 1, 2020, we completed our initial closing (“Initial Closing”), in which we issued and sold 350,440 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate offering price of $3,750,000. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We intend to provide moderate liquidity to our shareholders by offering a quarterly share repurchase program beginning with the calendar quarter ending on September 30, 2021. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

Our investment objective is expected to be met through the investment in a pool of medium-to-large sized broadly syndicated corporate bank loans, bonds, and other loans and debt securities. Secondarily, the Company will invest in the debt and equity securities (“CLO Securities”) of issuers of collateralized loan obligations (“CLOs”) and securities from restructured or restructuring companies such as debtor in possession (“DIP”) financings and rights offerings. The majority of the investments are expected to be rated below investment grade by a rating agency. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans” (i.e., loans to companies with existing debt). Our corporate debt securities and CLO debt investments typically have maturities of three to ten years. The Company can invest in both equity and junior debt tranches of CLOs.

We utilize leverage to enhance our returns and we are limited under the 1940 Act as a BDC on the amount of leverage we can utilize.

As of December 31, 2020, our investment portfolio was comprised of 84 first lien and second lien floating rate loans principally to large market U.S. based companies that totaled approximately $67.8 million at fair value and our net asset value (“NAV”) was $28.3 million. During period July 1, 2020 (commencement of operations) through December 31, 2020, we were committed to ramping our portfolio and invested $181.3 million and investments sold or repaid totaled $118.0 million.

Our Investment Advisor

Steele Creek Investment Management LLC, a Delaware limited liability company, serves as our investment advisor and is registered as an investment adviser with the SEC. Subject to the supervision of our Board of Directors (the “Board”), a majority of which is made up of directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. Directors who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Directors.” Our Investment Advisor is a wholly-owned indirect subsidiary of Moelis Asset, and indirectly controlled by Kenneth Moelis, and specializes in broadly syndicated loan investments.

The Investment Advisor’s investment team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments, and monitoring and servicing our investments. As of December 31, 2020, the Investment Team was comprised of 11 investment professionals, all of whom dedicate a substantial portion of their time to the Company. The team also has a dedicated Chief Financial Officer and dedicated accounting professionals. These individuals may have additional responsibilities other than those relating to us, but generally allocate a substantial portion of their time in support of our business and our investment objective as a whole. In addition, the Investment Advisor believes that, from its own resources and from that of its affiliate, Moelis Asset, it has access to excellent support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations. The Investment Team employs a bottom-up analysis. The senior members of the Investment Team have been actively involved in the broadly syndicated loan investing market for an average of 20 years and have built strong relationships with private equity sponsors, banks and financial intermediaries.

The Investment Advisor has an investment committee (the “Investment Committee”) comprised of six members that is responsible for approving all of our investments. The Investment Committee is chaired by Glenn Duffy, and the other members of the Investment Committee are Matthew Stouffer, Michael Audino, Alan DeKeukelaere, Paul Cal, and Christopher Ryan.

The day to day management of the portfolio is overseen by the Investment Advisor’s Chief Investment Officer, Head of Portfolio Management & Trading, Head of Structuring and Senior Portfolio Manager. The extensive experience of the investment professionals serving on the Investment Committee includes expertise in broadly syndicated loans. The Investment Committee employs a due diligence process that assesses a prospective borrower’s credit risk and loss in default by examining the borrower’s financial projections, management teams, and relative value, and by modeling various default scenarios and other factors. The Investment Committee requires supermajority (two-thirds) approval, including by the Chief Investment Officer for all investment decisions taken, including the origination or purchase of new investments, by the Investment Advisor on our behalf.

The Investment Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Moelis Asset, pursuant to which Moelis Asset will provide the Investment Advisor with access to the resources of Moelis Asset so as to enable the Investment Advisor to fulfill its obligations under the investment advisory agreement between the Investment Advisor and the Company (the “Investment Advisory Agreement”) and administration agreement between the Administrator and the Company (the “Administration Agreement”). Through the Resource Sharing Agreement, the Investment Advisor leverages the Moelis infrastructure, including finance, accounting, legal, compliance and information technologies assistance. There can be no assurance that Moelis Asset will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated upon 30 days’ notice if there is a breach by either party, or by either party on 90 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has also entered into an agreement (the “Sub-Administration Agreement”) to delegate certain administrative functions to U.S. Bank (the “Sub-Administrator”).

The Board, including a majority of the Independent Directors, will review the compensation paid to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under the Administration Agreement are reasonable in light of the services provided. The Board will consider the possibility of obtaining the services from a third-party and whether any single third-party service provider would be capable of providing all such services at comparable cost and quality.

Moelis Asset Management

Moelis Asset, the owner of the Investment Advisor, is a Delaware limited partnership converted from Moelis & Company Holdings LP in April 2014 to act as the parent company for various Kenneth Moelis-affiliated alternative asset management firms as a result of the initial public offering of Moelis & Company, a Delaware corporation (“Moelis & Company”). These Moelis Asset firms are wholly-owned by or are joint ventures with unaffiliated parties, and include Freeport Financial Partners LLC (direct lending), Gracie Asset Management (credit funds), Moelis Capital Partners LLC (private equity), Archean Capital Partners (seed investments in private equity managers), Collegium Global Partners LLC (seed investments in hedge fund managers), and Crossbeam Venture Partners LLC (venture capital). Moelis Asset is under common control with Moelis & Company. Moelis & Company is a leading global independent investment bank that provides innovative strategic and financial advice to a diverse client base, including corporations, governments, sovereign wealth funds and financial sponsors. Moelis & Company and Moelis Asset are separate legal entities and Moelis & Company does not have any ownership interest in Moelis Asset. Kenneth Moelis remains the ultimate controlling shareholder of both Moelis Asset and Moelis & Company (collectively, “Moelis”). Moelis Asset is provided certain administrative services by Moelis & Company pursuant to a services agreement, and also provides certain infrastructure to the Investment Advisor.

Market Opportunity

The Investment Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and monitoring and servicing our investments. The Investment Team believes that existing market conditions have combined to create an attractive investment environment for us.

Specifically:

●	The universe of broadly-syndicated fixed and floating rate loans (“BSL”) and corporate debt provides an opportunity set that the Investment Team believes offers an attractive risk-adjusted return. Specifically, the Investment Team believes it can generate strong returns and mitigate risk by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes are high quality with strong fundamentals and low default risk capable of withstanding significant downward pricing pressure.

●	The corporate debt market segment that the Investment Team will focus on is industry diverse and broad, and includes medium-to-large private and public multinational companies. The BSL market is approximately $1.2 trillion and offers a plethora of investment opportunities throughout the credit cycle. With the U.S. economy currently under stress, the Investment Team believes there are a significant number of mispriced BSLs that should offer strong returns for investors with a medium-to-long term investment horizon. Other types of attractive investment opportunities such as DIPs and rights offerings typically conducted by distressed issuers will become available as we move further down the credit cycle.

●	The Investment Team believes that CLO equity and debt has been a tremendous source of returns for investors historically and has the potential to offer investors high cash on cash returns with low credit risk and low correlation to traditional asset classes. Given that CLOs are floating rate instruments designed to mitigate interest rate sensitivity, investors may not directly suffer the same adverse effects that other asset classes may experience due to rising interest rates. The Investment Team has a strong track record of investing in CLO Securities, and believes that the strong risk-adjusted returns of investing in CLO Securities continue to offer attractive relative value.

●	The Investment Team further believes that there are currently favorable opportunities to invest at attractive expected risk-adjusted returns, including opportunities to make acquisitions of other companies or investment portfolios at attractive values during the current period of disruption and volatility in the financial markets.

Investment Strategy

Our investment objective is to generate high current income by investing primarily in fixed income instruments including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We are a non-diversified company within the meaning of the 1940 Act. No assurance can be given that the Company’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis.

The Investment Advisor believes that the Company’s investment objective can be achieved by primarily investing in first lien secured loans, CLO debt and equity, and to a lesser extent second lien and unsecured debt, which in some cases includes an equity component. First and second lien secured loans generally are senior debt instruments that are backed by an asset pledge and rank ahead of unsecured debt in a payment priority of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. The Investment Advisor believes that the Company’s investment objective can be achieved by primarily investing in a pool of medium-to-large sized broadly syndicated corporate bank loans, bonds, and other loans and debt securities. Secondarily, the Company will invest in CLO Securities and securities from restructured or restructuring companies such as DIP financings and rights offerings. The Company’s investments can include first lien secured loans, CLO Securities, and to a lesser extent second lien and unsecured debt, which in some cases includes an equity component, of small to large U.S. companies. First and second lien secured loans generally are senior debt instruments that are backed by an asset pledge and rank ahead of unsecured debt in a payment priority of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. A significant portion of the loans in which the Company may invest or get exposure to through its investments in structured securities may be deemed “Covenant-Lite Loans,” which means the loans contain fewer or no maintenance covenants than other loans and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached.

We will seek to maximize returns and minimize risk for our investors by applying detailed, fundamental credit analysis to make and monitor our portfolio investments. While the structure of our investments may vary, the Company can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. While our primary focus is to seek current income through investment in the debt of eligible privately-held companies, we may invest up to 30% of the portfolio in other purchases (either in the primary or secondary markets), including, for example, the equity and junior debt tranches of investment pools such as CLOs. Junior debt tranches of CLOs are subordinated and subject to prior repayment of different classes of senior debt that may be in priority ahead of the debt held by the company.

Structurally, CLOs are entities that are formed to hold a portfolio of senior secured loans made to companies whose debt is generally rated below investment grade or, in limited circumstances, unrated. The senior secured loans within a CLO are generally limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create an investment portfolio that is diverse by senior secured loan, borrower, and industry, with limitations on the number of non-U.S. borrowers. Within this 30% basket, we may make additional investments in debt and equity securities of financial companies and companies located outside of the United States, including emerging markets.

In addition, portfolio investments may also include corporate structured credit, CLO warehouses, collateralized debt obligations (“CDOs”), swaps, asset backed securities, preferred shares, corporate bonds, corporate bank loans, preferred stock, municipal bonds or loans and convertible securities. A CLO warehouse is a form of structured credit. Prior to a CLO closing, a CLO warehouse, a special purpose vehicle, will purchase and “warehouse” a portion of the underlying loans that will be held by the CLO. The Company seeks to invest in credit and other assets that the Investment Advisor believes have strong structural protections, limited downside, and low long-term beta to the broader credit and equity markets. Beta measures the sensitivity of a security’s or portfolio’s return to the market’s return. Portfolios with high betas are generally more volatile than the market, and portfolios with low betas are less volatile.

While not our primary investment objective, our investments may include equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by the Investment Advisor to be in our best interest, we may acquire a controlling interest in a portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from equity interests.

Our Investment Advisor may sell all or a portion of a position of the Company’s portfolio holdings when, in its opinion, one or more of the following occurs, among other reasons: (1) the deterioration of an issuer’s fundamentals; (2) changes in business strategy or key personnel; (3) rating agency downgrades or a decline in credit quality metrics; or (4) the Investment Advisor finds more attractive investment opportunities for the Company.

We intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify and maintain our status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

The Investment Advisor has the ability to invest in both illiquid and less liquid securities. Investment analyses and decisions may be undertaken on an expedited basis to take advantage of investment opportunities. In these cases, the information available to the Investment Advisor at the time of making an investment decision may be limited. The Company will employ leverage, with a debt-to-equity ratio no greater than 2:1. The Investment Advisor may employ techniques to hedge investment risk, including without limitation, the use of futures, forward contracts and options, swaps and short positions.

The following is an illustrative list of the industries in which we have invested. We may also invest in other industries if we are presented with attractive opportunities.

Aerospace & Defense	High Tech Industries
Automotive	Hotel, Gaming & Leisure
Banking, Finance, Insurance & Real Estate	Media: Advertising, Printing & Publishing
Capital Equipment	Media: Broadcasting & Subscription
Construction & Building	Retail
Consumer Goods: Durable	Services: Business
Containers, Packaging & Glass	Services: Consumer
Energy: Electricity	Telecommunications
Energy: Oil & Gas	Transportation: Cargo
Environmental Industries	Transportation: Consumer
Forest Products & Paper	Utilities: Electric
Healthcare & Pharmaceuticals	Wholesale

Listed below are the top ten industries in which our senior secured floating rate loans were invested as of December 31, 2020, represented as a percentage of our consolidated investment portfolio at fair value:

Industry	As of December 31, 2020
Healthcare & Pharmaceuticals	14.3%
Containers, Packaging & Glass	10.3%
Banking, Finance, Insurance & Real Estate	9.5%
Services: Business	9.5%
Aerospace & Defense	8.1%
High Tech Industries	5.9%
Telecommunications	5.7%
Services: Consumer	4.4%
Media: Broadcasting & Subscription	4.3%
Transportation: Cargo	3.8%

Investment Approach

The Investment Advisor employs an active investment strategy with a bottom-up approach to portfolio construction. The investment strategy is predicated on intensive credit underwriting process and active portfolio management and surveillance. The Investment Team of the Investment Advisor independently assess the creditworthiness of the investment, quantifies the risk of each investment using the Investment Advisor’s proprietary credit grading methodology, measures the value cushion for each investment to determine recovery in a downside scenario, evaluates relative value, and analyzes governing agreements using a proprietary structure grade.  Industry factors are considered as part of the underwriting process, as well as in portfolio construction.  Surveillance extends the initial investment review process throughout the life of an investment, and the Investment Advisor has an ongoing portfolio risk monitoring process to identify deteriorating situations or investment opportunities.  Finally, the investment approach is periodically refined as portfolio management actively responds to changing credit environments and manages for optimal risk adjusted returns. Risk-adjusted returns is a measure of the excess return per unit of risk in an investment strategy.

We believe our significant experience in analyzing and investing in corporate and structured credit provides us with a strong competitive advantage over other lenders with more limited experience investing in these markets. The Investment Advisor has deep expertise in evaluating, underwriting, monitoring and trading senior secured first lien loans and other corporate debt securities. In addition, the Investment Advisor also has deep expertise in evaluating the investment merits and structural considerations of CLO debt and equity investments.

Investing in Corporate Debt Securities On a primary or secondary basis, we purchase senior secured debt securities that have been sold to a syndicate of buyers. A first lien senior secured debt security holds a senior position in the issuer’s capital structure and is typically secured by collateral such that, under normal circumstances, holders (such as the Company) enjoy a priority claim to some or all of the issuer’s assets in the event of default as compared to other creditors of the issuer. Second lien and more junior loans (“Junior Lien Loans”) are generally second or further in line in terms of repayment priority. In addition, Junior Lien Loans may have a claim on the same collateral pool as the first lien or more senior liens or may be secured by a separate set of assets. Junior Lien Loans generally give investors priority over general unsecured creditors in the event of an asset sale. Junior Lien Loans generally offer higher spreads to compensate for the subordinate claim on collateral.  Variable and floating-rate fixed income instruments generally pay interest at rates that adjust whenever a specified interest rate changes and/or reset on predetermined dates (such as the last day of a month or calendar quarter).

Investing in CLOs The underlying portfolio of each CLO is typically diversified across approximately 200-250 broadly syndicated loans and does not typically have direct exposure to real estate, mortgages, or consumer-based credit assets.  CLOs are actively managed and typically have a three to five-year reinvestment period. The CLOs in which we invest are managed by established collateral management teams with many years of experience in the industry.  CLO investments may also include interests in CLO warehouses.

We will seek to maximize returns, including both current yield and capital appreciation, by applying our rigorous underwriting process and through our active credit surveillance and portfolio management strategy. We have longstanding relationships with arranging banks and access to primary and secondary investment opportunities.

The Investment Advisor believes it can mitigate risk by: (i) seeking the best relative value, which may equate to buying new loans and CLO debt and equity in the primary market at a discount or purchasing in the secondary market, and (ii) seeking to buy loans and CLO debt and equity that the Investment Advisor believes have strong fundamentals and low default risk.

Investment Process

Senior Secured Loans

The Investment Advisor believes its senior secured loan investment strategy and process has been consistent throughout multiple credit cycles. The Investment Advisor’s senior secured loan strategy is predicated on the view that investing in first lien secured loans is an optimal strategy over the course of a credit cycle. Given the idiosyncratic nature of secured loans, it is essential that an Investment Team focuses on the credit worthiness and downside risks for each individual loan issuer.

There are a multitude of factors that the Investment Advisor’s Investment Team evaluates while underwriting a credit investment opportunity: historical and projected operating performance, cash flow generating capabilities, debt capacity, industry risks and position, quality of management, enterprise value and cushion vs. bank debt, collateral/structure quality, independent credit grading, loss in default, and relative value, in addition to other factors. The Investment Advisor’s investment committee oversees the quality of underwriting and ultimately determines the investment’s eligibility.

Research analysts at the Investment Advisor are each responsible for coverage of specific industry verticals. The Investment Advisor’s research analysts average over 11 years of industry experience and have a deep understanding of their respective industries and credit underwriting in general. As it relates to the underwriting process, each analyst draws not only on their personal analytical skillset but also utilize their access to multiple sources of information: management, private and public research, consultants, industry participants, sponsors, and other sources.

At the conclusion of the underwriting process, the credit analyst delivers an underwriting memo and presents a formal investment recommendation to the Investment Advisor’s Investment Committee (which averages over 20 years of experience) and all research analysts. We believe that given the vast experience of all our research analysts, this format results in a collaborative process that generates more insightful questions and answers and ultimately leads to better investment decisions. The Investment Committee requires supermajority (two-thirds) approval, including by the Chief Investment Officer, for all investment decisions taken, including the origination or purchase of new investments, by the Investment Advisor on our behalf. The supermajority must include at least one member who is a representative of Moelis Asset.

Of equal importance, the ongoing monitoring process of each loan investment is as important as the initial purchasing decision. The experienced research staff perform ongoing monitoring of portfolio companies and industries, while maintaining a current investment thesis, credit grade, relative value analysis and buy/hold/sell recommendation.  The primary purpose of the monitoring process is for early detection of underperformance and to exit these situations to minimize loss.

Our Investment Team has significant experience in managing corporate credit portfolios through all phases of their lifecycle and across market conditions.  The team has significant knowledge in trading, portfolio management, research, workout and restructuring, compliance and operations. The Investment Advisor’s consistent and thorough investment process make it uniquely qualified to achieve the Company’s objective of maximizing total return while minimizing risk.

CLO Debt and Equity

The Investment Advisor’s CLO investment strategy and process is based on three key factors: the underlying loan collateral of the CLO, structure and governing documentation of the CLO, and the collateral manager of the CLO.

Our bottom-up investment approach extends to our CLO investment strategy. The Investment Advisor leverages its research team’s extensive experience to review and grade each underlying portfolio investment. From a top-down perspective we stratify the portfolio and asses the weighted-average rating factor (“WARF”), rating distribution, diversity, spread, liquidity, facility size, and price distribution among others.

The Investment Advisor finds CLO structures to be far from standardized and believes it is essential to analyze the nuances of each structure and the underlying documentation. Key structural features that are identified and analyzed include optional redemption rights, collateral quality and concentration limitations, reinvestment language flexibility, consent rights for supplemental indentures, and the ability to flush excess par to the equity holders, in addition to others.

The collateral manager of the CLO is the third factor the Investment Advisor devotes a significant time analyzing.  The Investment Advisor has established a framework for assessing the investment philosophy and process, platform stability, track record, and organizational structure and alignment of each collateral manager. The Investment Advisor tracks data compiled from third-party sources such as sell side research and Bloomberg, as well as proprietary internal systems to create a detailed analysis of the CLO collateral manager universe. Additionally, due diligence is performed on collateral managers via in-person meetings and via telephone calls.

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our eligible portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator or an affiliate thereof will provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services and will reimburse the Administrator or an affiliate of the Administrator for its allocated costs in providing such assistance.

Competition

Our primary competitors in providing debt financing include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

Summary Risk Factors

The following is a summary of the principal risk factors associated with an investment in us:

We have a limited operating history. As a result, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it may not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

The Company is intended for long-term investors who can accept the risks associated with investing in potentially illiquid, privately negotiated (i) senior first lien, stretch senior, senior second lien, and unitranche loans, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt.

The success of the Company is highly dependent on the financial and managerial expertise of the Investment Advisor and certain individuals at Moelis Asset, as well as their ability to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions to provide us with potential investment opportunities.

There can be no guarantee that we will replicate the historical results achieved by members of the Investment Advisor’s Investment Committee or by the Investment Advisor’s affiliates, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods.

The Investment Advisor and the Investment Advisor’s Investment Committee have interests that differ from those of our stockholders that give rise to potential conflicts of interest situations, including with respect to the allocation of investment opportunities to us and other investment vehicles managed by them. In addition, the Investment Advisor’s relationships with Moelis Asset, Moelis & Company, and their affiliates may give rise to potential conflicts of interest between these entities, on the one hand, and the Company and its investors on the other. As a subsidiary of Moelis Asset, the Investment Advisor will be subject to certain restrictions and requirements, including with respect to Moelis Asset.

The business of investing in assets meeting our investment objective is highly competitive.

We are subject to certain risks associated with valuing our portfolio, changing interest rates, accessing additional capital, fluctuating financial results and operating in a regulated environment.

In order to qualify and be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. If we fail to qualify to be subject to tax as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments.

Unless and until we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code), each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management fees paid to our Investment Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder.

We may borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities.

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments.

The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our common stock may not be suitable for potential investors with lower risk tolerance.

We may invest a portion of our investable capital in small and/or less well-established companies. These companies often involve higher risks because they lack the management experience, financial resources, product diversification and competitive strength of larger corporations, all of which may contribute to illiquidity, which may, in turn adversely affect the price and timing of liquidation of our investments.

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions.

We will make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

Our shares of common stock constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

The outbreak of COVID-19, and the political, social, and economic disruptions resulting therefrom could cause a negative effect on the operations of the Company and its portfolio companies and service providers, including the Investment Advisor.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see the section below entitled “Item 1A. Risk Factors”.

Investment Advisory Agreement; Administration Agreement

Investment Advisory Agreement

We do not have any employees. Subject to the overall supervision of our Board and in accordance with the 1940 Act, our day-to-day investment operations are managed by the Investment Advisor. Pursuant to its Resource Sharing Agreement with Moelis Asset, the Investment Advisor will have access to Moelis Asset’s resources. The Investment Advisor may hire additional investment professionals to provide services to us, based upon its needs.

We have entered into the Investment Advisory Agreement with the Investment Advisor, pursuant to which the Investment Advisor will provide investment advisory service to us. Under the terms of the Investment Advisory Agreement, our Investment Advisor determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments we make; performs due diligence on prospective portfolio companies; executes, closes, services and monitors the investments we make; determines the securities and other assets that we will purchase, retain or sell; and provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the Investment Advisory Agreement, we will pay the Investment Advisor a fee for its investment advisory and management services consisting of two components – a base management fee and an incentive fee.

The Investment Advisor has agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for any quarter prior to the occurrence of a Liquidity Event (as defined below) to the extent required in order for the Company to earn a quarterly net investment income plus net realized capital gains to maintain a targeted annual distribution payment on shares of common stock outstanding on the relevant payment dates of 6.0% based on our net asset value per share (to be paid on a quarterly basis). A “Liquidity Event” means, at the discretion of the Board: (a) (1) the listing of the Company’s common stock on a national securities exchange (a “Listing”), or (2) an initial public offering of the Company’s common stock (an “IPO”), or (b) with the requisite approval of our stockholders as required by applicable law, a corporate control transaction, which may include a strategic sale of the Company or all or substantially all of our assets to, or a merger with, another entity, or another type of corporate control event (which may include a transaction with an affiliated entity, including an affiliated 1940 Act fund) for consideration in cash or publicly listed securities of such entity or a combination of cash and such publicly listed securities (collectively, a “Corporate Control Transaction”). Distributions, if any, after a Liquidity Event, will not be subject to a fee waiver.

Base Management Fee

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our net assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. For our first quarter, the base management fee was calculated based on the weighted average of our gross assets as of such quarter-end; the Investment Advisor waived taking the maximum permissible Management Fee. The base management fee for any partial quarter is pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

Incentive Fee

Pursuant to the Investment Advisory Agreement, the incentive fee will consist of an income-based component and a capital gains component.

The portion of the incentive fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Company’s election to be regulated as a BDC, and equals 15% of the pre-incentive fee net investment income in excess of a 1.5% quarterly (or 6% annually) “hurdle rate.” There are no catch-up provisions applicable to income based incentive fees under the Investment Advisory Agreement.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Company receives from portfolio companies) that the Company accrues, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement we have entered into with the Administrator, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under GAAP). Pre-incentive fee net investment income also includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the income-based incentive fees it received that was based on accrued interest that the Company never actually received. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

The portion of the incentive fee based on capital-gains is payable at the end of each calendar year in arrears, equals 15% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation.

In determining the capital gains incentive fee payable to the Investment Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments.

The incentive fee amount and the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter or year.

Payment of Our Expenses

All professionals of the Investment Advisor, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, pursuant to the Investment Advisory Agreement will be provided and paid for by the Investment Advisor and not by us. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including our allocable portion of overhead and rental expenses under the Administration Agreement.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice.

The Investment Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, the Investment Advisor and its professionals and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Investment Advisor’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

Board Approval of the Investment Advisory Agreement

Our Board determined at a meeting held on October 5, 2020, to approve the Investment Advisory Agreement. In its consideration of the approval of the Investment Advisory Agreement, the Board focused on current, historical and projected information it had received relating to, among other things:

●	the nature, extent and quality of services to be performed by the Investment Advisor;

●	the investment performance of the Company and that of its predecessors and the proposed portfolio managers of the Company with other investment portfolios with similar strategies to the Company, if any;

●	the anticipated costs of providing services to the Company;

●	the anticipated profitability of the relationship between the Company and the Investment Advisor;

●	comparative information on fees and expenses borne by other comparable BDCs or registered investment companies and, as applicable, other advised accounts;

●	comparative BDCs’ or registered investment companies’ performance and other competitive factors;

●	the extent to which economies of scale would be realized as the Company grows; and

●	whether proposed fee levels reflect these economies of scale for the benefit of the Company’s investors

Administration Agreement

We have also entered into the Administration Agreement with the Administrator pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator’s office facilities, equipment, and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired the Sub-Administrator to assist in the provision of administrative services. We will pay the fees associated with this and other outsourced arrangements on a direct basis without incremental profit to our Administrator.

We will reimburse the Administrator for its costs and expenses and our allocable portion of overhead, including rent, incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead, including rent, will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Sub-Administrator will be paid its compensation for performing its sub-administrative services under the Sub-Administration Agreement.

Portfolio Valuation

We invest primarily in less liquid securities, including broadly syndicated bank loans. These investments may be subject to restriction on resale and may have no established market. We value our investments on a quarterly basis, or more frequently if required, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the 1940 Act. For additional information concerning valuation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Valuation Procedures.”

In order to expedite the ramp-up of our investment activities and meet our investment objectives, in conjunction with our formation, the Moelis Asset and certain entities owned by Kenneth Moelis contributed assets to us in exchange for limited liability company membership interests of the Company for an aggregate purchase price of approximately $23.4 million.

Private Offering and Borrowings

We have entered into and expect to enter into separate subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with a number of investors for the private placement of Common Stock (the “Private Offering”). To purchase shares in the Private Offering, investors must complete and sign a Subscription Agreement for a specific dollar amount equal to or greater than $25,000 and pay such amount at the time of subscription. Subsequent investments may be made in an amount not less than $5,000. Subscriptions will be effective only upon our acceptance, and we reserve the right to reject any subscription in whole or in part. All purchases will be made at a per-share price as determined by the Board (including any committee thereof). The per-share price shall be at least equal to the net asset value per share, as calculated within no more than 48 hours of share issuance, in accordance with the requirement contained in Section 23 of the 1940 Act. The Board (including any committee thereof) may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, to ensure that investors acquiring shares in the Company after other investors have already done so are apportioned their pro rata portion of the Company’s organizational and offering expenses.

On October 13, 2020, we entered into a $45.0 million credit facility (the “BNP Credit Facility”) with BNP Paribas as lender and administrative agent. During the BNP Credit Facility’s revolving period, it bears interest at London Interbank Offered Rate, or LIBOR, plus 175 basis points. The BNP Credit Facility is secured by all of the assets held by Steele Creek Capital Funding I. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the period October 13, 2020 through December 31, 2020, we had $27.8 million outstanding under the BNP Credit Facility. In addition, we expect to enter into one or more agreements for a credit facility and/or subscription facility (each, a “Credit Facility”). A Credit Facility may be secured by all of the assets of a wholly-owned subsidiary and special purpose entity, formed in order to establish such Credit Facility. Each Credit Facility will provide for borrowings to make additional investments and for other general corporate purposes. It is anticipated that a Credit Facility will bear interest at floating rates at to be determined spreads over the London Interbank Offered Rate (“LIBOR”) and will be secured by the Company’s assets. The Credit Facility’s interest rate is subject to change, including as a result of reforms to LIBOR or the establishment of alternative reference rates.

Regulation

General

We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by its stockholders and from other sources to make long-term, private investments in businesses.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as amended by the Small Business Credit Availability Act (the “SBCCA”), as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons, as defined in Section 2(a)(19) of the 1940 Act, and, in some cases, prior approval by the SEC. As a BDC, we are generally limited in our ability to invest in any portfolio company in which our Investment Advisor or any of its affiliates currently has an investment or to make any co-investments with our Investment Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules thereunder. Under these limits, except for registered money market funds and other acquisitions made pursuant to SEC exemptive rules, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. SEC rules permit a BDC to exceed those limits, subject to certain conditions. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses.

In addition, investment companies registered under the 1940 Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the 1940 Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

Qualifying Assets

We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets”, which will be driven primarily through opportunities sourced through the Investment Advisor. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

2.	Securities of any eligible portfolio company which we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We may also receive fees for these services. The Administrator may provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by Investment Advisor in accordance with our Investment Advisory Agreement.

Temporary Investments

Until such time as we invest the proceeds from new subscriptions in portfolio companies and while new investments are pending, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we may not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We and the Investment Advisor have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our joint code of ethics generally will not permit investments by our and the Investment Advisor’s personnel in securities that may be purchased or sold by us.

Compliance Policies and Procedures

We and our Investment Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Marie Bober, Esq. serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held and certain privately-offered companies and their insiders. Many of these requirements will affect us. For example:

●	pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and satisfy certain other requirements) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the consummation of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, as an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Advisor. As a fiduciary, the Investment Advisor has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Investment Advisor seeks to ensure that it votes proxies in the best interest of the Company, and addresses how the Investment Advisor will resolve any conflict of interest that may arise when voting proxies. The Investment Advisor’s proxy voting policy attempts to generalize a complex subject and the Investment Advisor may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein. The guidelines will be reviewed periodically by the Investment Advisor and our non-Interested Directors, and, accordingly, are subject to change.

Privacy Principles

The Company looks to protect nonpublic personal data and provides a copy of its privacy policy to stockholders regardless of whether they are natural persons. The Company’s privacy policy summarized below is intended to be compliant with the federal and state regulations applicable to the Company.

From time to time nonpublic personal information of our stockholders may be collected as required for legitimate business purposes. The following are sources of information collected:

1.	Subscription Agreements, investor questionnaires and other forms, which may include a stockholder’s name, address, social security number and personally identifiable financial information;

2.	Account history, including information about a stockholder’s shares, share purchases and sales and distributions from the Company;

3.	Transactions with the Company, including information the Company receives and maintains relating to securities transactions with and through the Company; and

4.	Correspondence, written, telephonic or electronic, between stockholders and the Company, the Investment Advisor, any of the Investment Advisor’s affiliates or any of the Company’s service providers.

In addition to the sources listed above, the Company and the Investment Advisor and its affiliates may also collect this information from their respective internet web sites, if applicable.

The Company may share all of the information that we collect, as described above, with our Investment Advisor and its affiliates in order to service stockholder accounts or provide stockholders with information about other products and services offered by the Company or the Investment Advisor or its affiliates that may be of interest to them.

In addition, the Company may disclose all of the information that it collects about stockholders to certain third parties who are not affiliated with the Company or the Investment Advisor or its affiliates under one or more of the following circumstances:

1.	As Authorized – if a stockholder requests or authorizes disclosure of the information.

2.	As Required by Law – for example, to cooperate with regulators or law enforcement authorities.

3.	As Permitted by Law – for example, sharing information with companies that maintain, process or service Company or stockholder accounts or financial products and services or who effect, administer or enforce Company or stockholder transactions is permitted. Among other activities, the Company and its Investment Advisor and its affiliates may share information with persons acting in a representative or fiduciary capacity on the Company’s or a stockholder’s behalf. The Company believes that sharing of information for these purposes is essential to providing stockholders with necessary or useful services with respect to their accounts.

The Company and the Investment Advisor and its affiliates restrict access to nonpublic personal information about stockholders internally to those of their respective employees and agents who need to know the information to enable them to provide services to the stockholders. The Company and the Investment Advisor and its affiliates maintain physical, electronic and procedural safeguards to guard stockholder’s nonpublic personal information.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of the Treasury promulgated thereunder, which we refer to as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, which we refer to as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Registration Statement and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

You should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as “stockholders.” For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, other regulated investment companies, partnerships or other pass-through entities and their owners, Non-U.S. stockholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;

●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust; or

●	a trust or an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds shares of our common stock, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A prospective stockholder that is a partnership holding shares of our common stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to each stockholder of the ownership and disposition of shares of our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income or gains that we timely distribute as dividends to our stockholders. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize. See “Taxation of U.S. Stockholders” and “Taxation of Non-U.S. Stockholders,” below.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we must timely distribute dividends to our stockholders of an amount generally at least equal to 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), (the “Annual Distribution Requirement”). We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we are subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated corporate-level U.S. federal income tax, including the 4% U.S. federal excise tax described below.

Taxation as a RIC

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) as dividends to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless we distribute dividends in a timely manner to our stockholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We will not be subject to the U.S. federal excise tax on amounts on which we are required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

We may incur the 4% nondeductible U.S. federal excise tax in the future on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for 4% nondeductible U.S. federal excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any material U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Income Test”; and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given taxable year exceed our investment company taxable income, we may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, we may elect to amortize market discount on debt investments and currently include such amounts in our taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit our ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Because we are using debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or may cause us to be subject to the 4% nondeductible U.S. federal excise tax.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of some of our investments and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement, we may declare a taxable dividend payable in our stock or cash at the election of each stockholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock. See “Taxation of U.S. Stockholders” below for a discussion of the tax consequences to stockholders upon receipt of such dividends.

Distributions we make to our stockholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, we might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If we failed to qualify for treatment as a RIC and such relief provisions did not apply to us, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate U.S. federal income tax rates (and we also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. We would not be able to deduct distributions to our stockholders, nor would distributions to our stockholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally would be taxable to our U.S. stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. stockholders, to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. stockholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that re-qualify as a RIC no later than the second consecutive taxable year following the non-qualifying taxable year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-taxable year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular taxable year would be in our best interests.

Our Investments — General

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (2) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (3) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (4) cause us to recognize income or gain without receipt of a corresponding cash payment, (5) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (6) adversely alter the characterization of certain complex financial transactions and (7) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

We may invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or the 4% nondeductible U.S. federal excise tax.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests. Furthermore, some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay entity-level income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Gain or loss recognized by us from warrants or other securities acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long we held a particular warrant or security.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

If we acquire shares in a PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to our stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and are subject to restrictions which may limit the availability of the benefit of these elections. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Avoidance Requirement. See “Taxation as a RIC” above.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

The remainder of this discussion assumes that we qualify as a RIC for each taxable year.

Taxation of U.S. Stockholders

The following discussion only applies to U.S. stockholders. Prospective stockholders that are not U.S. stockholders should refer to “—Taxation of Non-U.S. Stockholders” below.

Distributions

Distributions by us (including distributions where stockholders can elect to receive cash or stock) generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or stock. To the extent that such distributions paid by us to non-corporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a reduced maximum U.S. federal income tax rate of 20%. In this regard, it is anticipated that our distributions generally will not be attributable to dividends received by us and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to U.S. stockholders as long-term capital gains (currently taxable at a maximum U.S. federal income tax rate of 20% in the case of non-corporate U.S. stockholders (including individuals)), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Stockholders receiving dividends or distributions in the form of additional shares of our common stock purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the shares received equal to such amount. Stockholders receiving dividends in newly issued shares of our common stock will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.

We may decide to retain some or all of our net capital gain for reinvestment, but designate the retained net capital gain as a “deemed distribution”. In that case, among other consequences, (i) we will pay tax on the retained amount, (ii) each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and (iii) the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Because we expect to pay tax on any retained net capital gains at the regular corporate U.S. federal income tax rate, and because that rate is in excess of the maximum U.S. federal income tax rate currently payable by individuals (and other non-corporate U.S. stockholders) on long-term capital gains, the amount of tax that individuals (and other non-corporate U.S. stockholders) will be treated as having paid will exceed the tax they owe on the capital gain distribution. Such excess generally may be claimed as a credit against the U.S. stockholder’s other federal income tax obligations or may be refunded to the extent it exceeds the U.S. stockholder’s U.S. federal income tax liability. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution”.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, under certain circumstances, we may elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, U.S. stockholders will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. stockholders on December 31 of the calendar year in which the dividend was declared.

Although we currently do not intend to do so, we have the ability to declare a large portion of a dividend in shares of our stock. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. For U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock. This may result in our U.S. stockholders having to pay tax on such dividends, even if no cash is received.

We do not expect to be immediately treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) which would require that (i) shares of our common stock and our preferred stock collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). At some future point, it may be that we will be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for any calendar year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our Investment Advisor and certain of our other expenses, (ii) each such U.S. stockholder will be treated as having received or accrued a dividend from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for the calendar year, (iii) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year, and (iv) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Our U.S. stockholders will receive, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. stockholder’s taxable income for such calendar year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each calendar year’s distributions from us generally will be reported to the IRS (including the amount of any dividends that are Qualifying Dividends eligible for the 20% maximum rate). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because our income generally will not consist of dividends. Distributions may also be subject to additional state, local and non-U.S. taxes depending on a U.S. stockholder’s particular situation.

Dispositions

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year; otherwise, any such gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, non-corporate U.S. stockholders (including individuals) currently are subject to a maximum U.S. federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in shares of our common stock. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate U.S. stockholders (including individuals) incurring net capital losses (i.e., capital losses in excess of capital gains) for a taxable year generally may deduct up to $3,000 of such losses against their ordinary income each taxable year; any net capital losses of a non-corporate U.S. stockholder (including an individual) in excess of $3,000 generally may be carried forward and used in subsequent taxable years as provided in the Code. Corporate U.S. stockholders generally may not deduct any net capital losses for a taxable year, but may carry back such capital losses for three taxable years or carry forward such capital losses for five taxable years.

The Code and the related U.S. Treasury Regulations require us to annually report the adjusted cost basis information of covered securities, which generally include shares of a RIC, to the IRS and to taxpayers. Stockholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

Medicare Tax on Net Investment Income

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

Tax Shelter Reporting Regulations

Under applicable Treasury regulations, if a U.S. stockholder recognizes a loss with respect to our common stock of $2 million or more for a non-corporate U.S. stockholder or $10 million or more for a corporate U.S. stockholder in any single taxable year (or a greater loss over a combination of years), the U.S. stockholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. stockholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. stockholders should consult their own tax advisers to determine the applicability of these Treasury regulations in light of their individual circumstances.

Backup Withholding

The relevant withholding agent may be required to withhold U.S. federal income tax (“backup withholding”), at a current rate of 24%, from any taxable distribution to a U.S. stockholder (other than a “C” corporation, a financial institution, or a stockholder that otherwise qualifies for an exemption) (1) that fails to provide a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies the withholding agent that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding is not an additional tax, and any amount withheld under the backup withholding rules is allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

U.S. Taxation of Tax-Exempt U.S. Stockholders

A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. stockholder of the activities we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. stockholder generally should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of shares of common stock and receipt of dividends with respect to such shares. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax- exempt investors could be adversely affected. In addition, special rules would apply if we were to invest in certain real estate investment trusts or other taxable mortgage pools, which we do not currently plan to do, that could result in a tax- exempt U.S. stockholder recognizing income that would be treated as UBTI.

Taxation of Non-U.S. Stockholders

The following discussion applies only to Non-U.S. stockholders. Whether an investment in shares of our common stock is appropriate for a Non-U.S. stockholder will depend upon that stockholder’s particular circumstances. An investment in shares of our common stock by a Non-U.S. stockholder may have adverse tax consequences to such Non-U.S. stockholder. Non-U.S. stockholders should consult their own tax advisers before investing in our common stock.

Distributions; Dispositions

Subject to the discussion below, distributions of our investment company taxable income to a Non-U.S. stockholder that are not effectively connected with the Non-U.S. stockholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if a treaty applies, are attributable to a U.S. permanent establishment of the Non-U.S. stockholder), we will not be required to withhold U.S. federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to withholding of U.S. federal income tax may not be able to transfer their shares of our common stock easily or quickly or at all.

Distributions of our investment company taxable income to a Non-U.S. stockholder that are effectively connected with the Non-U.S. stockholder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. stockholder), generally will not be subject to withholding of U.S. federal income tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions (to the extent of our current or accumulated earnings and profits) will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. stockholders generally.

Actual or deemed distributions of our net capital gains, other than any net capital gains recognized on the disposition of U.S. real property interests, to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, will not be subject to U.S. federal income tax or any withholding of such tax, unless (a) the distributions or gains, as the case may be, are effectively connected with the Non-U.S. stockholder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. stockholder), in which case the distributions or gains will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. stockholders generally or (b) the Non-U.S. stockholder is an individual who has been present in the United States for 183 days or more during the taxable year and satisfies certain other conditions, in which case, except as otherwise provided by an applicable income tax treaty, the distributions or gains, which may be offset by certain U.S.-source capital losses, generally will be subject to a flat 30% U.S. federal income tax, even though the Non-U.S. stockholder is not considered a resident alien under the Code.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

For a corporate Non-U.S. stockholder, both distributions (actual or deemed) and gains realized upon the sale of our common stock that are effectively connected with the Non-U.S. stockholder’s conduct of a trade or business within the United States may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty).

If we were unable to qualify for treatment as a RIC, any distributions by us would be treated as dividends to the extent of our current and accumulated earnings and profits. We would not be eligible to report any such dividends as interest-related dividends, short-term capital gain dividends, or capital gain dividends. As a result, any such dividend paid to a Non-U.S. stockholder that is not effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if an income tax treaty applies, attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States) would be subject to the 30% (or reduced applicable treaty rate) withholding tax discussed above regardless of the source of the income giving rise to such distribution. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Non-U.S. stockholder’s tax basis, and any remaining distributions would be treated as a gain from the sale of the Non-U.S. stockholder’s shares subject to taxation as discussed above. For the consequences to the Company for failing to qualify as a RIC, see “Failure to Qualify as a RIC” above.

Backup Withholding

U.S. stockholders. Information returns are required to be filed with the IRS in connection with dividends on the common stock and proceeds received from a sale or other disposition of the common stock to a U.S. stockholder unless the U.S. stockholder is an exempt recipient. U.S. stockholders may also be subject to backup withholding on these payments in respect of the common stock unless such U.S. stockholder provides its taxpayer identification number and otherwise complies with applicable requirements of the backup withholding rules or provides proof of an applicable exemption.

Non-U.S. stockholders. Information returns are required to be filed with the IRS in connection with payment of dividends on the common stock to Non-U.S. stockholders. Unless a Non-U.S. stockholder complies with certification procedures to establish that it is not a United States person, information returns may also be filed with the IRS in connection with the proceeds from a sale or other disposition of the common stock. A Non-U.S. stockholder who is a nonresident alien individual may be subject to information reporting and backup-withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Amounts withheld under the backup withholding rules are not additional taxes and may be refunded or credited against a U.S. stockholder’s or Non-U.S. stockholder’s U.S. federal income tax liability, if any, provided the required information is timely furnished to the IRS.

Under the Code and recently issued Treasury regulations, the applicable withholding agent generally will be required to withhold 30% of the dividends on our common stock paid to (i) a non-U.S. financial institution (whether such financial institution is the beneficial owner or an intermediary) unless such non-U.S. financial institution agrees to verify, report and disclose its U.S. accountholders and meets certain other specified requirements or (ii) a non-financial non-U.S. entity (whether such entity is the beneficial owner or an intermediary) unless such entity certifies that it does not have any substantial U.S. owners or provides the name, address and taxpayer identification number of each substantial U.S. owner and such entity meets certain other specified requirements. If payment of this withholding tax is made, Non-U.S. stockholders that are otherwise eligible for an exemption from, or a reduction in, withholding of U.S. federal income taxes with respect to such dividends or proceeds will be required to seek a credit or refund from the IRS to obtain the benefit of such exemption or reduction. We will not pay any additional amounts in respect to any amounts withheld.

FATCA

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on payments to foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% U.S. owner or provide the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a Non-U.S. stockholder might be eligible for refunds or credits of such taxes.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information filed electronically by us with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. Before you invest in our common stock, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Annual Report. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to our Business and Structure

Limited Operating History

We have a limited operating history. There can be no assurance that the results achieved by the past investments of the Investment Advisor will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

In addition, the Investment Advisor has never previously managed a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that generally do not apply to other investment vehicles managed by the Investment Advisor. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. The Company and the Investment Advisor have limited experience operating or advising under these constraints, which may hinder the Company’s ability to take advantage of attractive investment opportunities and to achieve its investment objective.

Inability to Meet Investment Objective or Investment Strategy

The Company is intended for long-term investors who can accept the risks associated with investing in potentially illiquid, privately negotiated (i) senior first lien, stretch senior, senior second lien, and unitranche loans, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt. Our success depends on the Investment Advisor’s ability to identify and select appropriate investment opportunities, as well as the Company’s ability to acquire those investments. There can be no assurance that the Company will achieve its investment or performance objectives or that the Investment Advisor will be successful in identifying a sufficient number of suitable investment opportunities to fully deploy the Company’s committed capital. The possibility of partial or total loss of the Company’s capital exists.

Dependence Upon Key Personnel of the Investment Advisor and Moelis Asset

The success of the Company is highly dependent on the financial and managerial expertise of the Investment Advisor and certain individuals at Moelis Asset. Although the Investment Advisor has attempted to foster a team approach to investing, the loss of key individuals employed by the Investment Advisor could have a material adverse effect on the performance of the Company. The individuals may not necessarily continue to remain employed by the Investment Advisor during the entire life of the Company. If these individuals do not maintain their existing relationships with the Investment Advisor and Investment Advisor does not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of the Investment Advisor have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us. In addition, a number of members of the professional staff of the Investment Advisor are actively involved in managing the investment decisions of other funds advised by the Investment Advisor and a few key personnel may invest in these funds. Accordingly, the members of the professional staff of the Investment Advisor will have demands on their time for the investment, monitoring and other functions of other funds advised by the Investment Advisor and will in certain cases have conflicts of interests due to their investments in other funds advised by the Investment Advisor.

The employees of the Investment Advisor, Moelis Asset, and other Investment Advisor investment professionals expect to devote such time and attention to the conduct of the Company’s business as such business shall reasonably require. However, there can be no assurance, for example, that the members of the Investment Advisor or such investment professionals will devote any minimum number of hours each week to the affairs of the Company or that they will continue to be employed by the Investment Advisor. In addition, Moelis Asset personnel shall be expected to devote their time to other Moelis Asset businesses. Subject to certain remedies, in the event that certain employees of the Investment Advisor cease to be actively involved with the Company, we will be required to rely on the ability of Investment Advisor to identify and retain other investment professionals to conduct the Company’s business. The Board intends to evaluate the commitment and performance of the Investment Advisor in conjunction with the required reapproval of the Company’s Investment Advisory Agreement and Administration Agreement.

Under the Resource Sharing Agreement entered into between Moelis Asset and the Investment Advisor, Moelis Asset has agreed to provide the Investment Advisor with the resources necessary to fulfill certain obligations under the Investment Advisory Agreement and Administration Agreement. The Resource Sharing Agreement provides that Moelis Asset will make available to the Investment Advisor certain resources of Moelis Asset including legal, accounting and compliance resources. Although we are a third-party beneficiary of the Resource Sharing Agreement, we cannot assure you that Moelis Asset will fulfill its obligations under the agreement. We cannot assure you that the Investment Advisor will enforce the Resource Sharing Agreement if Moelis Asset fails to perform, that Moelis Asset will continue to have access to certain resources provided to it by other parties, that such agreement will not be terminated by either party or that we will continue to have access to the professionals of Moelis Asset and its affiliates.

Dependence on Strong Referral Relationships

We depend upon the Investment Advisor to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Investment Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the Investment Advisor has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

No Guarantee to Replicate Historical Results Achieved by Investment Advisor

Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the Investment Advisor’s Investment Committee. We may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by members of the Investment Advisor’s Investment Committee or by the Investment Advisor’s affiliates. Any such investments will be subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that we will replicate the historical results achieved by members of the Investment Advisor’s Investment Committee or by the Investment Advisor’s affiliates, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Expedited Investment Decisions

Investment analyses and decisions by the Investment Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In these cases, the information available to the Investment Advisor at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Investment Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Investment Advisor expects to rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources, or as to the Company’s right of recourse against them in the event errors or omissions do occur.

Potential Limited Ability to Execute Investment Decisions

When making investment and allocation decisions, the Investment Advisor relies on its available resources, which in some cases could be limited, delayed, or disrupted particularly in challenging or uncertain markets, or in the case of social, political, or governmental actions. See “General Risk Factors—Political, Social and Economic Uncertainty Creates and Exacerbates Investment Risks”. While our Investment Advisor performs investment and allocation functions consistent with its agreements with the Company and other clients and accounts, there can be no assurance that the Investment Advisor’s available resources or its personnel responsible for investment and allocation decisions will ultimately result in the most favorable investments, allocations or returns to the Company or, thereby, its investors.

Ability to Manage Our Business Effectively

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the Investment Advisor’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the Investment Advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Investment Advisor’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of the Investment Advisor may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential Difficulty Sourcing Investment Opportunities

We may be unable to locate a sufficient number of suitable investment opportunities to allow us to deploy the proceeds of subscriptions successfully. In addition, privately negotiated investments in loans and securities of private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares of common stock. Additionally, our Investment Advisor will select our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock. To the extent we are unable to deploy the proceeds of subscriptions, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

Until such time as we invest the proceeds of subscriptions to invest in portfolio companies, we will invest these amounts in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of investments in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities.

Potential Conflicts of Interest

As a result of our relationships or arrangements with Moelis Asset, the Investment Advisor and the Investment Advisor’s Investment Committee, there may be times when the Investment Advisor or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

Conflicts Related to Obligations of Investment Advisor or the Members of the Investment Committee

Investment Advisor employees serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by the Investment Advisor and/or its affiliates. Similarly, the Investment Advisor and its affiliates may have other clients with similar, different or competing investment objectives (collectively, “Other Accounts”).

In serving in these multiple capacities, they may have obligations to Other Accounts or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the Investment Advisor has, and will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with these funds, and other entities managed by the Investment Advisor and its affiliates, for capital and investment opportunities. As a result, the Investment Advisor and, as applicable, the members of the Investment Committee, may face conflicts in the allocation of investment opportunities among us and the investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates. The Investment Advisor intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

Subject to the 1940 Act, the Company may also co-invest with Other Accounts, and the relationship with such Other Accounts could influence the decisions made by the Investment Advisor with respect to such investments. The Company may invest in securities of the same issuers as Other Accounts. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Accounts, the Investment Advisor may be presented with decisions involving circumstances where the interests of such Other Accounts are in conflict with those of the Company. For example, conflicts could arise where the Company invests in a rights offering of a portfolio company while an Other Account loans money to such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. Further conflicts could arise after the Company and Other Accounts have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Accounts were to lose their respective investments as a result of such difficulties, the ability of the Investment Advisor to recommend actions in the best interests of the Company might be impaired. The Investment Advisor may in its discretion take steps to reduce the potential for adversity between the Company and the Other Accounts, including causing the Company and/or such Other Accounts to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Accounts hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Furthermore, it is possible the Company’s interest may be subordinated or otherwise adversely affected by virtue of such Other Accounts involvement and actions relating to its investment. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by the Investment Advisor to take any particular action could have the effect of benefiting an Other Account (and, incidentally, may also have the effect of benefiting the Investment Advisor).

Possession of Material Non-Public Information by Principals and Associated Persons of Investment Advisor

Principals and other employees or associated persons of the Investment Advisor, including members of the Investment Advisor’s Investment Committee, may receive material nonpublic information on potential investments as a result of their duties to the Company, the Investment Advisor, Moelis Asset, or other Moelis Asset affiliates. In the event that material nonpublic information is obtained, or we become subject to trading restrictions under internal trading policies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Third Party Involvement

We may invest alongside third parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with those of the Company, or may be in a position to take action contrary to the investment objective of the Company. In addition, the Company may in certain circumstances be liable for actions of such third party.

Incentive Fee Structure Relating to the Investment Advisor

In the course of our investing activities, we will pay management and incentive fees to the Investment Advisor. We have entered into an Investment Advisory Agreement with the Investment Advisor. Under the incentive fee structure which will be in place, our net investment income for purposes thereof will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Investment Advisor to the extent that it encourages the Investment Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Investment Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because, under our Investment Advisory Agreement, the Investment Advisor is not obligated to reimburse us for incentive fees it receives even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The Small Business Credit Availability Act allows us to incur additional leverage, which may increase the risk of investing with us.

On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). On October 5, 2020, the Board and the Member of MSC Capital LLC voted to approve the adoption of the reduced asset coverage ratio.

Increased leverage could increase the risks associated with investing in the Company. For example, if the value of the Company’s assets decreases, although the asset base and expected revenues would be larger because increased leverage would permit the Company to acquire additional assets, leverage will cause the Company’s net asset value to decline more sharply than it otherwise would have without leverage or with lower leverage. Similarly, any decrease in the Company’s revenue would cause its net income to decline more sharply, on a relative basis, than it would have if the Company had not borrowed or had borrowed less (although, as noted above, the Company’s asset base and expected revenues would likely be larger). However, since the Company already uses leverage in optimizing its investment portfolio, there are no material new risks associated with increased leverage other than the amount of the leverage.

If the Company’s asset coverage ratio falls below the required limit, the Company will not be able to incur additional debt until it is able to comply with the asset coverage ratio. This could have a material adverse effect on the Company’s operations, and the Company may not be able to make distributions to stockholders. The actual amount of leverage that the Company employs will depend on the Board’s and the Adviser’s assessment of market and other factors at the time of any proposed borrowing. The Fund currently anticipates being able to obtain sufficient credit on acceptable terms, although the Company can make no assurance that this will be the case or that it will remain such in the future.

Increased leverage may magnify our exposure to risks associated with changes in interest rates.

If we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments and investment opportunities than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital. Because we may borrow money to make investments in the form of debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which income from investments exceeds the rate at which we pay interest or dividends on such liabilities.

We principally invest in floating-rate assets and incur our indebtedness on a floating-rate basis as well. We plan to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which we invest. Because the base rate of our assets and indebtedness are expected to generally be the same and will therefore fluctuate on largely the same basis, the primary risk that we face from interest rate fluctuations is a situation where the difference in the rate on investment income versus the base rate, which we refer to as the “spread,” falls and there is not a similar reduction in the spread on our indebtedness or losses exceed anticipated levels. In that situation, the investment income, net of losses, less the cost of our indebtedness would be reduced. This reduction could create a material adverse effect on our investment objectives if the spread compression was significant and persistent over long periods.

We expect that a majority of our investments in debt will continue to be at floating rates. However, as we make investments in debt at floating rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because the portfolio companies paying interest at such increasing floating rates may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, which, if not matched with the rising interest rates of our performing floating-rate assets, could result in a decrease in our net investment income. Incurring additional leverage will magnify the impact of an increase to our cost of funds. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. To the extent our additional borrowings are in fixed-rate instruments, we may be required to invest in higher-yield securities in order to cover our interest expense and maintain our current level of return to stockholders, which may increase the risk of an investment in our shares.

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our Board will determine the fair value of these loans and securities in good faith as described elsewhere in this Annual Report. In connection with that determination, investment professionals from the Investment Advisor may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by our Board and not by such third-party valuation firm. In addition, each of the Interested Directors has a pecuniary interest in the Investment Advisor. The participation of the Investment Advisor’s investment professionals in our valuation process, and the pecuniary interest in the Investment Advisor by certain members of our Board, could result in a conflict of interest as the Investment Advisor’s management fee is based, in part, on the value of our gross assets.

Conflicts Related to Relationship with Moelis Asset and Moelis Advisory

The Investment Advisor’s relationship with Moelis Asset and Moelis & Company, a global investment bank (together with its financial advisory affiliates, “Moelis Advisory”), which is under common control with Moelis Asset and provides financial advisory services to a broad client base, involves a number of relationships that give rise to potential conflicts of interest between Moelis Advisory, on the one hand, and the Company and its investors on the other. As a subsidiary of Moelis Asset, the Investment Advisor will be subject to certain restrictions and requirements, including with respect to Moelis Asset.

Although the Investment Advisor currently does not expect it to occur to a degree that it would be material to the Company, Moelis Advisory may from time to time receive a financial advisory assignment in respect of assets owned by the Company, being considered for acquisition by the Company, or the assets in which the Company invests. In such cases, the Company may become restricted from making a purchase or sale of assets or from participating on a creditors’ committee, or may be required to sell certain assets, as a result of such an advisory assignment undertaken by Moelis Advisory. The Investment Advisor may propose that the Company engage an independent third-party to assess the merits of transactions with respect to such assets and make investment and voting recommendations on behalf of the Company with respect to such asset, subject to oversight by our Board.

Moelis Advisory may engage in additional business activities, which may result in additional conflicts with the Investment Advisor and which could result in additional restrictions on the Investment Advisor. Further, additional regulation, policies and procedures of Moelis Asset could adversely impact the Investment Manager or the Company.

Certain affiliates of Moelis Asset (including funds managed by such affiliates) may invest in securities or loans that are pari passu with, senior or junior to, or have interests different from or adverse to, the Company. In such instances, such affiliates may in their discretion make investment recommendations and decisions that may be the same as or different from, and in conflict with, those made by the Investment Advisor with respect to the Company’s investments. It is possible that the Company’s investment may be subordinated or otherwise adversely affected by virtue of such affiliates’ involvement and actions relating to their investments. For example, conflicts could arise where the Company acquires a loan to a company in which an affiliate of the Investment Advisor (or a fund managed by such affiliate) owns equity securities. In this circumstance, if such company goes into bankruptcy, becomes insolvent or is otherwise unable to meet its payment obligations or comply with its debt covenants, conflicts may exist between the holders of such company’s loans and its equity securities as to what actions such company should take, and any affiliate of the Investment Advisor owning such equity securities will be free to pursue its own interests without taking into consideration the interests of the Company.

Third party service providers and counterparties that provide services to, or engage in transactions with, Moelis Asset, Moelis Advisory and/or its affiliates and subsidiaries and funds advised by any of the foregoing may also provide services to, or engage in transactions with, the Company. In such cases, the Investment Advisor may favor service providers and counterparties that provide such services to affiliates or to its principals or subsidiaries for attractive fees or other terms of service.

Additionally, Moelis Asset, Moelis Advisory or certain affiliates of Moelis Asset may possess information relating to issuers which is not known to the Investment Advisor, and Moelis Asset, Moelis Advisory or certain affiliates of Moelis Asset will be under no obligation to make such information available to the Investment Advisor or the Company. Moelis Asset and its and its affiliates’ or subsidiaries’ employees, including without limitation employees of the Investment Advisor, may also carry on investment activities for their own accounts and for family members and friends who do not invest in the Company, and may give advice and recommend securities to other managed accounts or investment funds which may differ from advice given to, or securities recommended for, the Company, even though their investment objective may be the same or similar.

Conflicts Related to Other Arrangements with Investment Advisor and the Investment Advisor’s Other Affiliates

We have entered into an Administration Agreement with the Administrator pursuant to which we are required to pay to the Administrator our allocable portion of overhead and other expenses, including rental expenses, incurred by the Administrator in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer, chief compliance officer and their respective staffs. This will create conflicts of interest that our Board will monitor. For example, we will be unable to preclude the Investment Advisor from marketing other funds or activities, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Investment Advisor or others. Furthermore, in the event the Investment Advisory Agreement is terminated, we will be required to cease using the Investment Advisor’s materials. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

Negotiation of the Investment Advisory Agreement with the Investment Advisor and the Administration Agreement with the Administrator

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Investment Advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Investment Advisor and its affiliates.

Our Board will consider the approval of the Investment Advisory Agreement and the Administration Agreement at a meeting called for the purpose, where the Board may consider a number of factors relating to, among other things, the nature, quality and extent of the advisory and other services to be provided and the terms of the agreements including the fees paid to the Investment Advisor.

Limited Liability and Indemnification of the Investment Advisor

Under the Investment Advisory Agreement, the Investment Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our Board in following or declining to follow the Investment Advisor’s advice or recommendations. Under the Investment Advisory Agreement, the Investment Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Investment Advisor, and any person controlling or controlled by the Investment Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Investment Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Investment Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Investment Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Investment Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Restricted Ability to Enter Into Transactions with Affiliates

The 1940 Act prohibits or restricts our ability to engage in certain principal transactions and joint transactions with certain “First Tier” affiliates and “Second Tier” affiliates. For example, we are prohibited from buying or selling instruments from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates (each is a “First Tier” affiliate), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. We consider the Investment Advisor and its affiliates, including Moelis Asset, to be “First Tier” affiliates for such purposes. We are prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “Second Tier” affiliate without the prior approval of our Independent Directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be a “Second Tier” affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling instruments from or to such affiliate without the prior approval of our Independent Directors.

We may, however, invest alongside the Investment Advisor’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Advisor, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside the Investment Advisor’s or its affiliates’ investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and the Investment Advisor’s allocation policy.

In situations where co-investment with investment funds, accounts and investment vehicles managed by the Investment Advisor or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of the Investment Advisor’s or its affiliates clients, subject to the limitations described in the preceding paragraph, the Investment Advisor will need to decide which client will proceed with the investment. Moreover, except in certain limited circumstances as permitted by the 1940 Act, such as when the only term being negotiated is price, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by the Investment Advisor has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.

We and the Investment Advisor may in the future submit an application for exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by the Investment Advisor in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Operation in a Highly Competitive Market for Investment Opportunities

The business of investing in assets meeting our investment objective is highly competitive. Competition for investment opportunities includes a growing number of nontraditional participants, such as hedge funds, senior private debt funds, including BDCs, and other private investors, as well as more traditional lending institutions and competitors. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. Increased competition for, or a diminishment in the available supply of, investments suitable for the Company could result in lower returns on such investments. Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. The Company may incur significant expenses in connection with identifying investment opportunities and investigating potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third-party advisors.

With respect to the investments we make, in the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by our Investment Advisor. Although our Investment Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.

Possibility of the Need to Raise Additional Capital

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

PIK Interest Payments

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Investment Advisor is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, a possible increase in incentive fees that are payable by us to the Investment Advisor.

Regulations Governing Our Operation as a BDC

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. BDCs are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to use in order to repay a portion of our indebtedness. In other words, under the 1940 Act, we are able to borrow $2 for investment purposes for every $1 of investor equity. As a result, we will be able to incur indebtedness in the future and investors in the Company may face increased investment risk.

If the value of our assets declines, we may be unable to satisfy the 150% asset coverage test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. We will comply with the conditions set forth in Section 63(2) of the 1940 Act when selling our common stock at a price below net asset value. In any such case, the price at which our securities are to be issued and sold will be approved by our Board. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

Potential Default or Other Issues Under a Credit Facility

In addition to the BNP Credit Facility, we intend to enter into additional Credit Facilities. The closing of a Credit Facility is contingent on a number of conditions including, without limitation, the negotiation and execution of definitive documents relating to such Credit Facility. If we are successful in securing a Credit Facility, we intend to use borrowings under such Credit Facility to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close a Credit Facility or obtain other financing.

In the event we default under a Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such Credit Facility or such future borrowing facility, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the relevant Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential Limited Ability To Invest in Public Companies

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.

Financing Investments With Borrowed Money

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we intend to borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of a Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Investment Advisor’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, a Credit Facility will, and our future debt facilities may, impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

Changes in Interest Rates May Affect Our Cost of Capital and Net Investment Income

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Investment Advisor.

Potential Limits Under a Credit Facility or Any Other Future Borrowing Facility

Each Credit Facility, and any future borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants that a Credit Facility or any other borrowing facility may include may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant Credit Facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.

In addition, we expect that under a Credit Facility we will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a Credit Facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant Credit Facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

A Credit Facility could be subject to EU risk retention requirements, which require that the “originator” or “sponsor” (each as defined in the EU risk retention regulations) retain interests in any securitization. The regulatory environment in which any such structure intends to operate is highly uncertain. There can be no assurance that applicable governmental authorities will agree that any of the transactions, structures or arrangements entered into by the Company or any lenders under such a Credit Facility will satisfy the EU risk retention requirements. The impact of the EU risk retention requirements on the market is also unclear and such rules (including any amendments thereto) could negatively impact the Company and its underlying assets.

Investing a Sufficient Portion of Assets in Qualifying Assets

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

Uncertainty as to the Value of Certain Portfolio Investments

We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, we will value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 2 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the management fee may result in conflicts of interest between the Investment Advisor, on the one hand, and the stockholders of the Company on the other hand, with respect to valuation of investments.

We will adjust on a quarterly basis the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized appreciation or depreciation on investments.

Above Average Degree of Risk Associated with an Investment in Our Common Stock

The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our common stock may not be suitable for potential investors with lower risk tolerance.

Limited Liquidity of an Investment in Our Common Stock

Our shares of common stock constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

Potential Changes in Investment Objective, Operating Policies or Strategies Without Prior Notice or Stockholder Approval

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Potential Deterrence of Takeover Attempts

The Maryland General Corporation Law (the “MGCL”) and our Articles of Incorporation and Bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our Bylaws exempt from the Control Share Act (as defined in Section VIII) acquisitions of our stock by any person. If we amend our Bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our Bylaws to be subject to the Control Share Act only if our Board determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Articles of Incorporation classifying our Board in three classes serving staggered three-year terms, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our Articles of Incorporation without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our Articles of Incorporation and Bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Potential Resignation of the Investment Advisor and/or the Administrator

The Investment Advisor has the right under the Investment Advisory Agreement to resign as our Investment Advisor at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, the Administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Investment Advisor or the Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Advisor, or the Administrator, as applicable. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Dependence on Information Systems and Potential Systems Failures

Our business is highly dependent on the communications and information systems of our Investment Advisor and its affiliates. In addition, certain of these systems are provided to our Investment Advisor or its affiliates by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our service providers’ disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our service providers’ computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our Investment Advisor’s personnel were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised. Adverse events can threaten the confidentiality, integrity or availability of our information resources. Despite our implementation of a variety of security measures, our service providers’ computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our service providers’ computer systems, both those provided by the Investment Advisor, its affiliates, and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or dissatisfaction or loss.

Risks Related to Additional Compensation

The Investment Advisor pays Additional Compensation, out of its own funds and not as an expense of the Company, to the Dealer Manager and certain Financial Intermediaries, in connection with the marketing of shares of the Company and/or shareholder servicing. The Investment Advisor may pay Additional Compensation to the Dealer Manager or a Financial Intermediary for, among other things, promoting the sale and distribution of Company shares, providing access to various programs, platforms or preferred or recommended lists, granting the Dealer Manager access to a Financial Intermediary’s financial advisors and consultants, providing assistance in the ongoing education and training, marketing support, and/or for recordkeeping, administrative, and shareholder services.

The prospect of receiving, or the receipt of, Additional Compensation, as described above, by the Dealer Manager and Financial Intermediaries may provide such Dealer Manager and Financial Intermediaries with an incentive to favor sales of shares of the Company over other investment options with respect to which the Dealer Manager or Financial Intermediaries do not receive additional compensation or receive lower levels of additional compensation. Investors should take such Additional Compensation into account when considering and evaluating any recommendations relating to Company shares and should review carefully any disclosure provided by the Dealer Manager and Financial Intermediaries as to their compensation.

Risks Related to our Investments

Potential Impact of Economic Recessions or Downturns

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

We may invest in floating-rate assets and incur indebtedness on a floating-rate basis as well, and intend to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which we invest, which is currently the LIBOR. Regulators in the U.K. have set a 2023 deadline for a transition away from LIBOR. The discontinuation of LIBOR creates uncertainty around the indebtedness we will incur on a floating-rate basis in the future. Because the base rate of our assets and indebtedness are expected to be same and will therefore fluctuate on largely the same basis, the increased cost of our indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on our floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

In addition, a significant portion of the loans in which we may invest may be Covenant-Lite Loans. Generally, Covenant-Lite Loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in Covenant-Lite Loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Uncertainty Relating to LIBOR

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, subsequent announcements by LIBOR’s administrator and supportive statements from the FCA and other regulators indicate that it is possible that certain of the most widely used USD LIBOR tenors may continue until mid-2023. It is anticipated that LIBOR ultimately will be officially discontinued or the regulator will announce that it is no longer sufficiently robust to be representative of its underlying market around that time. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the “SOFR.” At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement or whether other replacement rates could be adopted by market participants. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate our credit arrangements with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

Investments in Leveraged Portfolio Companies

Portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, or a larger number of qualified managerial and technical personnel. As a result, portfolio companies which the Investment Advisor expects to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position or may otherwise have a weak financial condition or be experiencing financial distress.

Portfolio companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the portfolio company incurs a substantially higher amount of indebtedness than the level at which it had previously operated. Leverage may have important consequences to these portfolio companies and the Company as an investor. For example, the substantial indebtedness of a portfolio company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.

A leveraged portfolio company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. In addition, a portfolio company with a leveraged capital structure will be subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that portfolio company or its industry. If a portfolio company is unable to generate sufficient cash flow to meet all of its obligations, it may take alternative measures (e.g., reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure, extend or refinance indebtedness). These actions may negatively affect our investment in such a portfolio company.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Volatility of Loans and Debt Securities of Leveraged Companies

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be limited or lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Investments in Middle-Market Portfolio Companies

We may invest a portion of our investable capital in small and/or less well-established companies. While smaller companies may have potential for rapid growth, they often involve higher risks because they lack the management experience, financial resources, product diversification and competitive strength of larger corporations, all of which may contribute to illiquidity, which may, in turn adversely affect the price and timing of liquidation of our investments. Generally, little public information exists about these companies, and we will rely on the ability of our Investment Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Investment Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

Lack of Liquidity in Investments

The lack of an established, liquid secondary market for a substantial portion of our investments may have an adverse effect on the market value of our investments and on our ability to dispose of them. Additionally, our investments may be subject to certain transfer restrictions that may also contribute to illiquidity. Further, our assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens. Therefore, no assurance can be given that, if the Company is determined to dispose of a particular investment held by the Company, it could dispose of such investment at the prevailing market price.

In addition, we may, from time to time, possess material, non-public information, including information received due to participation on creditors’ committees, about a borrower or issuer or the Company may be an affiliate of a borrower or an issuer. Such information or affiliation may limit the ability of the Company to buy and sell investments.

We may also invest in debt securities which will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. Some of our debt investments may contain interest rate reset provisions that may make it more difficult for the borrowers to make periodic interest payments to us. In addition, some of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.

Potential Adverse Effects of Price Declines and Illiquidity in the Corporate Debt Markets

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks of Secured Loans

While we may invest in secured loans that may be over-collateralized at the time of the investment, we may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. We cannot guarantee the adequacy of the protection of the Company’s interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, the Company cannot assure that claims may not be asserted that might interfere with enforcement of the Company’s rights. In addition, in the event of any default under a secured loan held directly by the Company, the Company will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on the Company’s cash flow from operations.

In the event of a foreclosure, we may assume direct ownership of the underlying asset. The liquidation proceeds upon sale of such asset may not satisfy the entire outstanding balance of principal and interest on the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

These risks are magnified for stretch senior loans. Stretch senior loans are senior loans that have a greater loan-to-value ratio than traditional senior loans and typically carry a higher interest rate to compensate for the additional risk. Because stretch senior loans have a greater loan-to-value ratio, there is potentially less over-collateralization available to cover the entire principal of the stretch senior loan.

Mezzanine Debt and Other Junior Securities

The mezzanine debt and other junior investments in which we may invest are typically contractually or structurally subordinate to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by the Company may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by the Company. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, are subject to repayment in full before any recovery may be had on the Company’s mezzanine debt or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on the Company’s mezzanine debt or other junior investment and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.

Many issuers of mezzanine debt or other junior securities are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of mezzanine debt or other junior securities may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Adverse changes in the financial condition of an issuer, general economic conditions, or both, may impair the ability of such issuer to make payments on its subordinated securities and result in defaults on such securities more quickly than in the case of the senior obligations of such issuer. Mezzanine debt and other junior securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Finally, the market values of certain mezzanine debt and other junior securities may reflect individual corporate developments.

Investments in mezzanine debt and other junior securities may also be in the form of zero-coupon or deferred interest bonds, which are bonds that are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the security at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. These investments typically experience greater volatility in market value due to changes in the interest rates than bonds that provide for regular payments of interest.

Covenant-Lite Loans

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of Covenant-Lite Loans and a significant portion of the loans in which the Company may invest or get exposure to through its investments in CDOs or other types of structured securities may be deemed to be Covenant Lite Loans and it is possible that such loans may comprise a majority of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of Covenant-Lite Loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

Potential Early Redemption of Some Investments

The terms of loans acquired or originated by the Company may be subject to early prepayment options or similar provisions which, in each case, could result in the Company realizing repayments of such loans earlier than expected, sometimes with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, when the portfolio company’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when the general credit market conditions improve. Additionally, prepayments could negatively impact our ability to pay, or the amount of, dividends on our common stock, which could result in a decline in the market price of our shares. The Company’s inability to reinvest such proceeds at attractive rates could materially and adversely affect our operating results and cash flows.

Limited Amortization Requirements

We may invest in debt that has limited mandatory amortization and interim repayment requirements. A low level of amortization of any debt, over the life of the investment, may increase the risk that a portfolio company will not be able to repay or refinance the debt held by the Company when it comes due at its final stated maturity.

High Yield Debt

We may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflect a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities, and the market for high yield debt has recently experienced periods of volatility. The market values of this high yield debt may reflect individual corporate developments.

High yield debt generally experiences greater default rates than is the case for investment-grade securities. We may also invest in equity securities issued by entities with unrated or below investment-grade debt.

High yield debt may also be in the form of zero-coupon or deferred interest bonds, which are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the security at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. These investments typically experience greater volatility in market value due to changes in the interest rates than bonds that provide for regular payments of interest.

Bank Loans

We may invest a portion of our investments in loans originated by banks and other financial institutions. The loans invested in by us may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes for bank loans increase, new bank loans are frequently adopting standardized documentation to facilitate loan trading, which may improve market liquidity. There can be no assurance that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity.

The Company may make investments in both (i) performing bank loans and (ii) stressed or distressed bank loans, which are often less liquid than performing bank loans. The illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, the global capital markets are currently in a period of market illiquidity that may reduce the volume of loans and debt securities available and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our results of operations and cash flows. There can be no assurance that the current period of illiquidity will not persist or worsen and that the market will not experience periods of significant illiquidity in the future.

Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by the Company; (ii) leave the Company unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay the Company from realizing the proceeds of a sale of a loan; (iv) inhibit the Company’s ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent the Company from timely collecting principal and interest payments; and (vi) expose the Company to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.

In typical circumstances, loans are not deemed to be securities, and in the event of fraud or misrepresentation by a borrower or an arranger, lenders will not have the protection of the anti-fraud provisions of the federal securities laws, as would be the case for bonds or stocks. Instead, in such cases, lenders generally rely on the contractual provisions in the loan agreement itself, and common-law fraud protections under applicable state law.

We may acquire interests in bank loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser by way of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically comprise a contractual relationship only with the institution participating out the interest, and not with the borrower. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation. The bank loans acquired by us are likely to be below investment-grade.

CLO Investments

We may invest in debt and equity interests of CLOs. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the debt of the underlying companies. As a result, we and our stockholders may not know the details of the underlying holdings of the CLOs in which we may invest.

As a BDC, we may not acquire CLO Securities unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” CLOs that we expect to invest in are typically very highly leveraged, and therefore, the junior debt and equity tranches that we expect to invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLOs. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. While the CLOs we intend to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally pay a proportionate share of the CLO’s administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these occur, it could materially and adversely affect our operating results and cash flows.

In addition to the general risks associated with investing in debt securities, CLO Securities carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in certain CLO interests will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity interest is less than the price we paid for those investments.

Investments in structured vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the types of CLOs we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLOs that we hold to be reduced, either temporarily or permanently.

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investments of these CLO vehicles are recorded under generally accepted accounting principles based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of each individual CLO vehicle that ends within the Company’s fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

Any interests we acquire in CLO vehicles will likely be thinly traded or have only a limited trading market and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value. In addition, our investments in CLO warehouse facilities are short term investments and therefore may be subject to a greater risk relating to market conditions and economic recession or downturns.

Exposure to Originated Investments

We may in certain limited cases originate investments with the expectation of later syndicating a portion of such investment to other affiliated funds or third parties. Prior to such syndication, or if such syndication is not successful, our exposure to the originated investment may exceed the exposure that we intended to have over the long-term or would have had had we purchased such investment in the secondary market rather than originating it.

Equity Securities

We may in certain limited circumstances invest in equity securities. As with other investments that we may make, the value of equity securities held by us may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities, and the market price of equity securities owned by us is more susceptible to moving up or down in a rapid or unpredictable manner.

Highly Volatile Instruments

The prices of the financial instruments in which we invest can be highly volatile. Price movements of instruments in which our assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. In addition, governments from time to time intervene, directly and by regulation, in certain markets, particularly those in currencies and financial instrument options. Such intervention is intended to influence prices directly and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

Convertible Securities

We may in certain limited circumstances invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles the holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

Portfolio Purchases

We may invest in entire portfolios of assets sold by hedge funds, other business development companies, regional commercial banks, specialty finance companies and other types of financial firms. The performance of individual assets in such a portfolio will vary, and the return on our investment in an entire portfolio may not exceed the returns we would have received had we purchased some, but not all, of the assets contained in such portfolio.

Investments in Undervalued Assets

We may seek to invest in undervalued assets, which are investments that in our assessment offer the opportunity for above-average capital appreciation. The identification of investment opportunities in undervalued assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. Undervalued assets involve a high degree of financial risk and can result in substantial losses. We may be required to hold undervalued assets for a substantial period of time with the expectation that the assets will appreciate in value, even though there is no assurance that such value appreciation will take place. Accordingly, we may be forced to sell such undervalued assets at a substantial loss. During the period pending any sale, a portion of our funds would be committed to undervalued assets, thus possibly preventing the Company from investing in other opportunities. In addition, the Company may finance such purchases with borrowed funds and thus will have to pay interest on such funds during this waiting period. Finally, margin calls and other events related to the Company’s indebtedness could force the Company to have to sell assets at prices that are less than their fair value.

Spread Widening Risk

For reasons not necessarily attributable to any of the risks set forth herein, the prices of the securities and other financial assets in which the Company invests may decline substantially. In particular, purchasing assets at what may appear to be “undervalued” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale. It is not possible to predict, or to hedge against, such “spread widening” risk.

Financially Troubled Companies

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. Such companies generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments, and if their financial condition deteriorates, accurate financial and business information may be limited or unavailable. In addition, securities of such companies may be thinly traded and there may be no established secondary or public market. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. Additionally, the Company may invest in the securities of financially troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders. We may make investments that become distressed due to factors outside the control of the Investment Advisor. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by us or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. Under these circumstances, the returns generated from the Company’s investments may not compensate the stockholders adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company’s insolvency, payments to the Company may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. Furthermore, distributions by the Company to the stockholders Company may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Troubled company investments require active monitoring and may, at times, require significant participation in business strategy or reorganization proceedings by the Investment Advisor. In addition, involvement by the Investment Advisor in a company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the troubled company.

Lender Liability Considerations and Equitable Subordination

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of certain of the Company’s investments, the Company could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of the Company’s investments, the Company could be subject to claims from creditors of an obligor that the Company’s investments issued by such obligor should be equitably subordinated. A significant number of the Company’s investments will involve investments in which the Company will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Company’s investments could arise without the direct involvement of the Company.

If the Company purchases debt securities of an affiliate of a portfolio company in the secondary market at a discount, (i) a court might require the Company to disgorge profit it realizes if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (ii) the Company might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.

Fraudulent Conveyance and Preference Considerations

Various federal and state laws enacted for the protection of creditors may apply to the purchase of the Company’s investments, which constitute the primary assets of the Company, by virtue of the Company’s role as a creditor with respect to the borrowers under such investments. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of a borrower, such as a trustee in bankruptcy or the borrower as debtor-in-possession, were to find that the borrower did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest or other lien securing such investment, and, after giving effect to the incurring of such indebtedness, the borrower (i) was insolvent, (ii) was engaged in a business for which the assets remaining in such borrower constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could invalidate, in whole or in part, such indebtedness and such security interest or other lien as fraudulent conveyances, could subordinate such indebtedness to existing or future creditors of the borrower or could allow the borrower to recover amounts previously paid by the borrower to the creditor (including to the Company) in satisfaction of such indebtedness or proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness. In addition, in the event of the insolvency of an issuer of an investment, payments made on the Company’s investment could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency depending on a number of factors, including the amount of equity of the borrower owned by the Company and its affiliates and any contractual arrangement between the borrower, on the one hand, and the Company and its affiliates, on the other hand. The measure of insolvency for purposes of the foregoing will vary depending on the law of the jurisdiction which is being applied. Generally, however, a borrower would be considered insolvent at a particular time if the sum of its debts was greater than all of its assets at a fair valuation or if the then-present fair saleable value of its assets was less than the amount that would be required to pay its probable liabilities on its then-existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether a borrower was insolvent after giving effect to the incurrence of the loan or that, regardless of the method of evaluation, a court would not determine that the borrower was “insolvent” upon giving effect to such incurrence. In general, if payments on an investment are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments (such as the Company’s shareholders).

Projections

Our Investment Advisor may rely upon projections, forecasts or estimates developed by us or a portfolio company in which we are invested concerning the portfolio company’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond our control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of our investments among asset groups from that described herein; the degree to which our investments are hedged and the effectiveness of such hedges, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated or projected.

Third Party Litigation

In addition to litigation relating to the bankruptcy process, our investment activities subject us to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us and would reduce net assets.

Proportion of Assets that May Be Invested in Securities of a Single Issuer

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

Because we may invest significant amounts of our available capital in a single investment, any single loss may have a significant adverse impact on the Company’s capital. While we will generally focus on borrowers who are U.S. middle market companies, the Investment Advisor may determine whether companies meet the foregoing criteria in its sole discretion. In addition, except as may be provided by the requirement to invest at least 70% of its assets in qualifying investments and as may be necessary to qualify as a RIC, the Company is not restricted in its ability to invest in companies of any size or in any geographical location, and may from time to time or over time invest in companies of any size or in any geographical location.

Potential Failure to Make Follow-On Investments in Portfolio Companies

Following an initial investment in a portfolio company, we may decide to provide additional funds to such portfolio company, in order to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	attempt to preserve or enhance the value of our investment.

There is no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by our Investment Advisor’s allocation policy. Any decision by us not to make follow-on investments or our inability to make such investments may have a substantial adverse effect on a portfolio company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for us to increase our participation in a successful portfolio company or the dilution of our ownership in a portfolio company if a third party invests in the portfolio company.

Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies

We do not generally intend to hold controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the potential lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Defaults by Portfolio Companies

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. Additionally, the failure by a CLO in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO failed these certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company, a defaulting CLO or any other investment we make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

We may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, hurricanes and other natural disasters, including extreme weather events from possible future climate change, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party to perform its obligations until it is able to remedy the force majeure event. In addition, our cost of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if our investment in such issuer is cancelled, unwound or acquired (which could be without what the Investment Advisor considers to be adequate compensation). To the extent we are exposed to investments in issuers that as a group are exposed to such force majeure events, our risks and potential losses are enhanced.

Potential Incurrence of Debt by Portfolio Companies That Ranks Equally With, or Senior to, Our Investments

The characterization of certain of our investments as senior debt or senior secured debt does not mean that such debt will necessarily be repaid in priority to all other obligations of the businesses in which we invest. Furthermore, debt and other liabilities incurred by nonguarantor subsidiaries of the borrowers of senior secured loans made by us may be structurally senior to the debt held by us. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, the debt and other liabilities of such subsidiaries could be repaid in full before any distribution can be made to an obligor of the senior secured loans held by us. Finally, portfolio companies will typically incur trade credit and other liabilities or indebtedness, which by their terms may provide that their holders are entitled to receive principal payments on or before the dates payments are due in respect of the senior secured loans held by us. Where we hold a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that we would have been able to achieve in the absence of such other debt.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

Even where the senior loans held by us are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by us. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by us. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which we have a lien.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;

●	the ability to control the conduct of such proceedings;

●	the approval of amendments to collateral documents;

●	releases of liens on the collateral; and

●	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Subordinated Investments

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

Contingent Liabilities Resulting from the Disposition of Investments

We may from time to time incur contingent liabilities in connection with an investment. For example, we may acquire a revolving credit or delayed draw term facility that has not yet been fully drawn or may originate or make a secondary purchase of a revolving credit facility. If the borrower subsequently draws down on the facility, we will be obligated to fund the amounts due. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on us.

Additional Risks of Hedging Transactions and/or Investments in Non-U.S. Securities

The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. However, our portfolio may include debt securities of non-U.S. companies, including emerging market issuers, to the limited extent such transactions and investments would not cause us to violate the 1940 Act. We expect to invest in the securities of non-U.S. issuers. Investing in loans and securities of non-U.S. issuers involves many risks including economic, social, political, financial, tax and security conditions in the non-U.S. market, potential inflationary economic environments, less liquid markets and regulation by foreign governments. There may be less information publicly available about a non-U.S. issuer than about a U.S. issuer, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and practices comparable to those in the United States. In addition, with respect to certain countries, there is a possibility of expropriation, imposition of non-U.S. withholding or other taxes on dividends, interest, capital gains or other income, limitations on the removal of funds or other assets of the Company, political or social instability or diplomatic developments that could affect investments in those countries. An issuer of securities may be domiciled in a country other than the country in whose currency the instrument is denominated. The values and relative yields of investments in the securities markets of different countries, and their associated risks, are expected to change independently of each other.

Bankruptcy law and process in non-U.S. jurisdictions may differ substantially from that in the United States, which may result in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

We are authorized to use various investment strategies to hedge interest rate or currency exchange risks. These strategies are generally accepted as portfolio management techniques and are regularly used by many investment funds and other institutional investors. Techniques and instruments may change over time as new instruments and strategies are developed or regulatory changes occur. We may use any or all such types of interest rate hedging transactions and currency hedging transactions at any time and no particular strategy will dictate the use of one transaction rather than another. The choice of any particular interest rate hedging transactions and currency hedging transactions will be a function of numerous variables, including market conditions. Investments or liabilities of the Company may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. We may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar. Changes in foreign currency exchange rates may also affect the value of dividends and interest earned as well as the level of gains and losses realized on the sale of securities. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement.

Although we intend to engage in any interest rate hedging transactions and currency hedging transactions only for hedging purposes and not for speculation, use of interest rate hedging transactions and currency hedging transactions involves certain inherent risks. These risks include (i) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction or currency hedging transaction not been utilized, in which case it would have been better had we not engaged in the interest rate hedging transaction or currency hedging transaction, (ii) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction or currency hedging transaction utilized, (iii) potential illiquidity for the hedging instrument utilized, which may make it difficult for us to close-out or unwind an interest rate hedging transaction or currency hedging transaction and (iv) credit risk with respect to the counterparty to the interest rate hedging transaction or currency hedging transaction. In addition, it might not be possible for us to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those loans and securities would likely fluctuate as a result of factors not related to currency fluctuations.

We may also enter into certain hedging and short sale transactions for the purpose of protecting the market value of an investment of the Company for a period of time without having to currently dispose of such investment. Such defensive hedge transactions may be entered into when the Company is legally restricted from selling an investment or when the Company otherwise determines that it is advisable to decrease its exposure to the risk of a decline in the market value of an investment. Such defensive hedging transactions may expose the Company to the counterparty’s credit risk. There also can be no assurance that the Company will accurately assess the risk of a market value decline with respect to an investment or enter into an appropriate defensive hedge transaction to protect against such risk. Furthermore, the Company is in no event obligated to enter into any defensive hedge transaction. The Company may from time to time employ various investment programs, including the use of derivatives, short sales, swap transactions, currency hedging transactions, securities lending agreements and repurchase agreements. There can be no assurance that any such investment program will be undertaken successfully.

Realizing Gains From Equity Investments

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. However, the equity interests we acquire may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Associated with Derivatives Transactions

While not our primary investment objective, we may engage in various derivatives transactions to facilitate portfolio management and to earn income or enhance total return, in addition to engaging in derivatives transactions for hedging and risk management purposes. The use of derivatives transactions to earn income or enhance total return may be particularly speculative. Derivatives transactions involve risks. There may be imperfect correlation between the value of derivative instruments and the underlying assets. Derivatives transactions may be subject to risks associated with the possible default of the other party to the transaction. Derivative instruments may be illiquid. Certain derivatives transactions may have economic characteristics similar to leverage, in that relatively small market movements may result in large changes in the value of an investment. Certain derivatives transactions that involve leverage can result in losses that greatly exceed the amount originally invested. Furthermore, our ability to successfully use derivatives transactions depends on our Investment Advisor’s ability to predict pertinent securities prices, interest rates, currency exchange rates and other economic factors, which cannot be assured.

The use of derivatives transactions may result in losses greater than if they had not been used, may require us to sell or purchase portfolio securities at inopportune times or for prices other than current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise sell. Derivatives transactions involve risks of mispricing or improper valuation. The documentation governing a derivative instrument or transaction may be unfavorable or ambiguous. Derivatives transactions may involve commissions and other costs, which may increase our expenses. Various legislative and regulatory initiatives may impact the availability, liquidity and cost of derivative instruments, limit or restrict our ability to use certain derivative instruments or transact with certain counterparties as a part of our investment strategy, increase the costs of using derivative instruments or make derivative instruments less effective. In connection with certain derivatives transactions, we may be required to segregate liquid assets or otherwise cover such transactions. We may earn a lower total return on our portfolio than we might otherwise earn if we did not have to segregate assets in respect of, or otherwise cover, our derivatives transactions positions. Segregating assets and covering positions will not limit or offset losses on related positions.

Risks Associated with OID and PIK Interest Income

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

●	OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●	For accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

●	The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

●	The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Investment Advisor in the form of incentive fees on income that will be payable subsequent to a Listing based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

●	Even if accounting conditions are met, borrowers on such securities could still default when the Company’s actual collection is expected to occur at the maturity of the obligation.

●	The deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

●	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

●	The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s taxable income that must, nevertheless, be distributed in cash to investors to avoid us being subject to corporate level taxation.

Federal Income Tax and Other Tax Risks

Possibility of Corporate-Level Income Tax

In order to qualify and be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be subject to tax as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify to be subject to tax as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify to be subject to tax as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

Required Distributions and the Recognition of Income

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount (“OID”). This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted “payment in kind” (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, as dividends to our stockholders in order to maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to be subject to tax as a RIC and thus be subject to corporate-level income tax.

Potential Adverse Tax Consequences as a Result of Not Being Treated as a “Publicly Offered Regulated Investment Company”

We do not expect to be immediately treated as a publicly offered regulated investment company. Unless and until we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) by reason of either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). For a calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management fees paid to our Investment Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Under current law, for taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Withholding of U.S. Federal Income Tax on Dividends for Non-U.S. Stockholders

Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.

However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.

A failure of any portion of our distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).

Maintaining our Qualification as a RIC and Investments Made through Taxable Subsidiaries

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.” The minimum annual distribution requirement for a RIC will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. In this regard, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We would be taxed, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our gross income each taxable year from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because a significant portion of our investments will be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

Realizing Income or Gains Prior to the Receipt of Cash Representing such Income or Gains

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income which we would need to consider in connection with satisfying our annual distribution requirements where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivative financial instruments, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such case we could still rely upon the “spillback provisions” and distribute such taxable income as dividends to our stockholders in the following taxable year in order to maintain our ability to be subject to tax as a RIC.

Further, we may elect to recognize market discount with respect to debt obligations acquired in the secondary market and include such amounts currently in our investment company taxable income, instead of upon disposition of such debt obligations, as an election not to do so may limit our ability to deduct interest expense for tax purposes. Because such market discount or other amounts accrued will be included in our investment company taxable income for the taxable year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement associated with maintaining RIC tax treatment under the Code, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to be subject to RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Risks Regarding Distributions

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC and certain limitations under Maryland law, we may be limited in our ability to make distributions. In addition, if we enter into a Credit Facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

General Risk Factors

Adverse Developments Stemming from the United Kingdom’s Referendum on Membership in the European Union

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which a majority of voters voted in favor of leaving the European Union (the “E.U.,” and, the U.K’s departure from the E.U., “Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the E.U. On October 17, 2019, the U.K. and the E.U. reached an agreement on the conditions for Brexit. The U.K.’s departure from the E.U. took place on Friday, January 31, 2020. Brexit has created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. Negotiations have commenced to determine the future terms of the U.K.’s relationship with the E.U. Events that could occur in the future as a consequence of the U.K.’s withdrawal, including the possible breakup of the U.K., may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the U.K., the E.U. or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

Potential Fluctuations in Quarterly Operating Results

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Potential Adverse Effects of New or Modified Laws or Regulations

We and our portfolio companies will be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may shift our investment focus from the areas of expertise of our Investment Advisor to other types of investments in which our Investment Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Political, Social and Economic Uncertainty Creates and Exacerbates Investment Risks

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including Company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

Risks Related to Outbreak of COVID-19

In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (COVID-19) emerged in China and during 2020 spread rapidly across the world, including to the United States. This outbreak has led, is currently leading, for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The disruptions caused by COVID-19 have included, and may continue to include, political, social, and economic disruptions and uncertainties. See “Political, Social, and Economic Uncertainty Creates and Exacerbates Investments Risks” and “Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets.”

The outbreak of COVID-19, and the political, social, and economic disruptions resulting therefrom could cause a negative effect on the operations of the Company and its service providers, including the Investment Advisor (or any of the key personnel of the Investment Advisor or its service providers). The Investment Advisor’s personnel have been and may continue or in the future become subject to stay-at home orders or employer work-from home programs, which could cause disruptions to the services provided to the Company. The Investment Advisor relies on its available resources, including Moelis Asset and other Moelis-affiliated entities, in connection with the services provided to the Company which in some cases may be limited or such resources may be disrupted. There can be no assurance that the Investment Advisor’s available resources or its personnel responsible for providing services to the Company will ultimately result in the same services that would have been provided if disruptions caused by COVID-19 had not occurred. The Investment Advisor has adjusted, and expects that there will be cases in the future where the Investment Advisor will need to adjust, its operations, including the operations of personnel responsible for providing advisory services to the Company, as appropriate to meet evolving business needs of the Investment Advisor and the needs of clients. The Investment Advisor expects to make adjustments to operations in response to disruptions, including but not limited to political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company is exposed.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to investors, among other things. As of the date of this Registration Statement, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company, the Investment Advisor or its affiliates, and portfolio companies or investments.

With respect to the U.S. credit markets (in particular for broadly syndicated loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects may be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact the Company and its investments, these types of events may impact and, in some cases, will impact the Company and borrowers and in certain instances the impact may be adverse. For example, smaller and middle market companies in which the Company may invest can be significantly impacted by emerging events and the uncertainty caused by these events. With respect to loans to such companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. There can be no assurance that such emerging events will not cause the Company to suffer a loss of any or all of its investments or interest thereon. The Company will also be negatively affected if the operations and effectiveness of the Investment Advisor or its affiliates, the Administrator, the Company’s custodian, or an issuer, obligor, or borrower (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in late 2019 and early 2020. Some economists and major investment banks have expressed concern that the continued spread of the virus globally has led, and could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields of certain securities and have caused illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could continue to limit our investments, limit our ability to grow and have a material negative impact on our operating results and the fair values of our investments.

General Market and Credit Risks of Debt Securities

Debt portfolios are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. The Company expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, the Company may not be able to manage this risk effectively, which in turn could adversely affect the Company’s performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we did not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 201 S. College Street, Suite 1690, Charlotte, NC 28244. We believe that our current office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no public market for our Common Stock, nor can we give any assurance that one will develop. As of the date hereof, none of our shares of Common Stock are subject to outstanding options or warrants, nor do we have any outstanding equity that is convertible into shares of our Common Stock. In addition, as of the date hereof, we have not granted any registration rights to any of our stockholders. No stock has been authorized for issuance under any equity compensation plans. We are prohibited under the 1940 Act from selling our shares of Common Stock at an offering price, after deducting selling commissions and dealer manager fees, that is below our NAV per share unless we obtain stockholder approval. In connection with any issuance of shares of our Common Stock, our Board or a committee thereof will review the then current offering price per share against the current estimated NAV per share to ensure that we are not selling shares of our Common Stock at a price which, after deducting selling commissions and dealer manager fees, was below our NAV per share.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2020:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	2,633,228
Preferred Stock, par value $0.001 per share	50,000,000	0

Holders

As of March 30, 2021, there were 17 holders of record of our Common Stock.

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board. Any dividends to our stockholders will be declared out of assets legally available for distribution.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax.

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

Recent Sales of Unregistered Securities and Use of Proceeds

During the year period July 1, 2020 (commencement of operations) through December 31, 2020, the Company issued and sold 2,633,228 shares of Common Stock at an aggregate purchase price of approximately $27.1 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 6. Consolidated Selected Financial Data

The consolidated selected financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report and the consolidated financial statements and related notes thereto. Financial information is presented for the fiscal years ended December 31, 2020. Financial information has been derived from our consolidated financial statements.

Steele Creek Capital Corporation

Consolidated Selected Financial Data

(in thousands, except per share data)

As of and for the Period July 1, 2020 (commencement of operations) through December 31, 2020
Consolidated Statement of Operations data:
Total investment income	$726
Total expenses	$1,513
Net investment loss	$(411)
Net realized and unrealized gain (loss) on investments	$1,575
Net increase in net assets resulting from operations	$1,164
Per Share data:
Net asset value	$10.76
Net investment income	$(0.21)
Net realized and unrealized gain (loss) on investments	$0.80
Net increase in net assets resulting from operations	$0.59
Distributions declared	$0.16
Consolidated Statement of Assets and Liabilities data:
Investments, fair value	$67,811
Cash and cash equivalents	$3,206
Total assets	$99,397
Credit facility	$27,800
Total net assets	$28,340
Other data:
Investment purchases during the period	$181,297
Investment sales and repayments during the period	$117,998
Number of loan obligors at period end	84
Yield on investment portfolio at period end	4.76%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to MSC Capital LLC prior to the Conversion (as defined herein), and Steele Creek Capital Corporation on and after the Conversion.

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially and these statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	uncertainties associated with the coronavirus (“COVID-19”) pandemic, including the negative effect that the COVID-19 pandemic is having and is expected to have on the credit markets and the negative effect that the COVID-19 pandemic could have on our business;

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of investments that we expect to make;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of the Steele Creek Investment Management LLC (the “Investment Advisor”) to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Investment Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	the adequacy of our cash resources and working capital;

●	the ability of the companies in which we invest to achieve their objectives;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to maintain our qualification as a BDC and as a RIC under the Code;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	our expected financings and investments;

●	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

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

Overview

We are a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are a newly formed externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC, Moelis Asset and two affiliates. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation (the “Conversion”), named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC, a Delaware limited liability company.

On December 1, 2020, we completed our Initial Closing of the Private Offering. In the Initial Closing, we issued and sold 350,440 shares of Common Stock, for an aggregate offering price of $3,750,000. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We intend to provide moderate liquidity to our shareholders by offering a quarterly share repurchase program beginning with the calendar quarter ending on September 30, 2021. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

Revenues

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. We generally expect our debt investments to bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on debt securities is generally payable quarterly or semi-annually. In some instances, we expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity is also expected to reflect the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of fees to our Investment Advisor under the Investment Advisory Agreement, our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our initial organization costs incurred prior to the commencement of our operations;

●	operating costs incurred prior to the commencement of our operations;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities, including in connection with the Private Offering;

●	distribution and shareholder servicing fees payable to our dealer manager and financial intermediaries;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	interest expense and other costs associated with our indebtedness;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead, including rental expenses

From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf under the Administration Agreement. All of the foregoing expenses will ultimately be borne by our stockholders.

Our Investment Advisor is authorized to determine the broker to be used for each portfolio transaction. In selecting brokers to execute transactions, the Investment Advisor need not solicit competitive bids and does not have an obligation to seek the lowest available commission cost. In selecting brokers, the Investment Advisor may or may not negotiate “execution only” commission rates and thus we may be deemed to be paying for other services provided by the broker that are included in the commission rate. In negotiating commission rates, the Investment Advisor will take into account the financial stability and reputation of the broker and the brokerage, research and other services provided to us, the Investment Advisor and other customers of the Investment Advisor and its affiliates by such broker, even though we may not, in any particular instance, be the direct or indirect beneficiaries of the research or other services provided and the management fee payable to the Investment Advisor is not reduced because it receives such services. In addition, the Investment Advisor may direct commissions to certain brokers that on the foregoing basis may furnish other services to us, the Investment Advisor and other customers of the Investment Advisor and its affiliates, such as telephone lines, news and quotation equipment, electronic office equipment, account record keeping and clerical services, trading software, financial publications and economic consulting services. As a result of the brokerage practices described above, the levels of commission paid, and prices paid or received by us in portfolio transactions may be less favorable than in portfolio transactions effected on a best price and execution basis.

Compensation Paid to the Dealer Manager and Participating Financial Intermediaries

The Company has engaged S2K Financial LLC as dealer manager to assist with the placement of the Company’s shares (“Dealer Manager”). Investors will pay a maximum upfront sales load of up to 5.5% of the Company’s net asset value per share for combined upfront selling commissions and dealer manager fees. Investors will pay a maximum upfront selling commission of 3.0% and a maximum dealer manager fee of 2.5%. The purchase price paid by an investor will be the Company’s net asset value per share plus all upfront selling commissions and dealer manager fees. All or a portion of selling commissions and dealer manager fees may be reduced or eliminated in connection with certain categories of sales such as, without limitation, sales through investment advisers or sales to our affiliates.

The Company will pay to the Dealer Manager a shareholder servicing fee (“Shareholder Servicing Fee”) at a maximum annual rate equal to 0.0% of the Company’s net assets up to $28.2 million and of 1.0% of the Company’s net assets over $28.2 million. The Shareholder Servicing Fee will be payable on a monthly basis. With respect to each share sold, the Shareholder Servicing Fee will be paid until the third anniversary of the applicable month of purchase. All or a portion of which may be reallowed by the Dealer Manager to participating Financial Intermediaries. The purpose of the Shareholder Servicing Fee is to reimburse our Dealer Manager for costs incurred by selected Financial Intermediaries and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Fee is paid pursuant to a Servicing Plan adopted by the Board, including a majority of the Independent Directors and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. The Servicing Plan will remain in effect for so long as such continuance is reapproved annually by the Board. We estimate the organization and offering expenses to be paid by us will be $1.5 million, which equals 1% of the gross offering proceeds if we sell $150 million of shares in the initial 12 month period of the Private Offering following the initial filing date of our Form 10.

The Investment Advisor or its affiliates, in Investment Advisor’s discretion and from their own resources, will pay additional compensation to our Dealer Manager in connection with the sale and servicing of shares (“Additional Compensation”). In return for the Additional Compensation, the Company may receive certain marketing advantages. Our Dealer Manager may reallow all or a portion of the Additional Compensation to participating Financial Intermediaries. The Additional Compensation will not be paid by our shareholders.

Current Market Conditions

Positive momentum continued into the fourth quarter for bank loans with news of a vaccine in November sending markets higher globally. Capital markets have quickly seized the favorable backdrop as institutional loan issuance grew substantially in the quarter driven by M&A and LBO activity.  Consistent with other risk assets, the secondary market for bank loans exhibited upward performance for the quarter, except for a brief period of weakness in the days leading up to the U.S. election.

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

Portfolio and Investment Activity

As of December 31, 2020, our portfolio had a fair market value of approximately $67.8 million, a cost basis of approximately $67.0 million and was comprised of leveraged loans, measured at fair value. Our loan portfolio consisted of 84 portfolio companies in 24 industries. The following table depicts a summary of the portfolio as of December 31, 2020 (in thousands):

Investments
Cost	$66,956
Cumulative Net Unrealized Appreciation	855
Fair Value	$67,811
Yield at Cost	4.82%

As of December 31, 2020, 100.0% of the investments in the portfolio bore interest at floating rates, with 67.1% of our loan portfolio (at fair value) and 67.0% of our loan portfolio (at cost) having an interest rate floor. The composition of our floating rate loan portfolio by interest rate floor as of December 31, 2020 was as follows (in thousands):

	December 31, 2020
Interest Rate Floor	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	$22,275	32.85%	$22,088	32.99%
0.50%	751	1.11%	743	1.11%
0.75%	19,830	29.24%	19,610	29.29%
1.00%	24,955	36.80%	24,515	36.61%
	$67,811	100.00%	$66,956	100.00%

The portfolio is actively managed, with a turnover ratio of 359.49% for the period July 1, 2020 (commencement of operations) through December 31, 2020. During the period July 1, 2020 (commencement of operations) through December 31, 2020, our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. We do not expect to maintain this level of turnover ratio as this level is inflated due to the ramping of the portfolio. However, this high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The average yield during period July 1, 2020 (commencement of operations) through December 31, 2020 on the investment was 4.76%. The following tables depict the portfolio activity for the period July 1, 2020 (commencement of operations) through December 31, 2020 (in thousands):

Investments
Fair Value, Beginning	$-
Investment contributions	2,858
Purchases	181,297
Sales and Repayments	(117,998)
Non-cash income accrual	79
Net realized gains	720
Net unrealized appreciation	855
Fair Value, Ending	$67,811

Investments
Portfolio Companies, Beginning	-
Investment contributions	3
Purchases (new)	134
Purchases (add-on to existing)	19
Complete exit	(72)
Portfolio Companies, Ending	84

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our loan portfolio of $0.8 million at fair value, or 1.2% of the total portfolio, as of December 31, 2020. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2020:

As of December 31, 2020
Healthcare & Pharmaceuticals	14.3%
Containers, Packaging & Glass	10.3%
Banking, Finance, Insurance & Real Estate	9.5%
Services: Business	9.5%
Aerospace & Defense	8.1%
High Tech Industries	5.9%
Telecommunications	5.7%
Services: Consumer	4.4%
Media: Broadcasting & Subscription	4.3%
Transportation: Cargo	3.8%
Energy: Electricity	3.7%
Automotive	3.1%
Construction & Building	3.0%
Transportation: Consumer	2.2%
Media: Advertising, Printing & Publishing	1.5%
Capital Equipment	1.5%
Forest Products & Paper	1.5%
Retail	1.5%
Energy: Oil & Gas	1.5%
Wholesale	1.2%
Hotel, Gaming & Leisure	1.1%
Environmental Industries	1.1%
Utilities: Electric	0.7%
Consumer Goods: Durable	0.6%
100.0%

Results of Operations

Operating results for the period July 1, 2020 (commencement of operations) through December 31, 2020 were as follows (in thousands):

For the period from July 1, 2020 (commencement of operations) through December 31, 2020
Investment income:
Interest income	$717
Other income	9
Total investment income	726

Expenses:
Organizational costs – paid by Moelis Asset	364
Professional fees	343
Management fees	232
Incentive fees	144
Offering costs – paid by Moelis Asset	129
Organizational costs	112
Interest and debt financing expenses	85
Administration expenses	38
Directors’ fees	19
Custody fees	11
Other general and administrative expenses	36
Total expenses	1,513
Less: management fees waived	(232)
Less: incentive fees waived	(144)
Net expenses	1,137
Net investment loss	(411)
Net realized gain on investments	720
Net unrealized appreciation on investments	855
Net realized and unrealized gain on investments	1,575
Net increase in net assets	$1,164

Investment Income

Investment income of approximately $0.7 million is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received.

Total Expenses

Total expenses of approximately $1.5 million include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis. Moelis Asset, parent of the Investment Advisor paid approximately $0.5 million of organizational costs incurred by the Company related to the formation of the entity, Moelis Asset will incur these expenses and they will not be charged back to the Company. Due to the ramping of the portfolio, realized income was not sufficient to cover the 6% priority return for the period. Therefore the Investment Advisor waived $0.4 million of management and incentive fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company of $1.5 million to $0.6 million.

Net Realized Gain on Investments

Sales and repayments of investments during the period July 1, 2020 (commencement of operations) through December 31, 2020 totaled approximately $118.0 million resulting in net realized gains of approximately $0.7 million.

Net Unrealized Appreciation on Investments

Unrealized appreciation of approximately $0.9 million reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

Taxes

We intend to elect to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to avoid the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the Excise tax Avoidance Requirement.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gain recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are taxed as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of any offering of shares of our common stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash is investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders.

Capital Contributions

For the period from July 1, 2020 (commencement of operations) through October 6, 2020, MSC Capital LLC issued 22,828 shares at a par value of $1,000.00 per share. On October 7, 2020, in connection with the Conversion, each MSC Capital LLC share was exchanged for one hundred shares in the Company with a par value of $0.001 per share. On December 1, 2020, the Company issued and sold 350,440 shares of Common Stock for an aggregate offering price of $3.8 million.

Our shares of common stock constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

We intend to provide moderate liquidity to our shareholders by offering a quarterly share repurchase program beginning with the calendar quarter ending on September 30, 2021.

As of December 31, 2020, the Company issued 2,633,228 shares of Common Stock.

Borrowings

On October 13, 2020, we entered into a $45.0 million credit facility with BNP Paribas as lender and administrative agent. During the BNP Credit Facility’s revolving period, it bears interest at London Interbank Offered Rate, or LIBOR, plus 175 basis points. The BNP Credit Facility is secured by all of the assets held by Steele Creek Capital Funding I. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the period October 13, 2020 through December 31, 2020, we had an average of $8.6 million outstanding under the BNP Credit Facility.

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

Asset Coverage

In accordance with the 1940 Act, the Company has historically only been allowed to borrow amounts such that its “asset coverage,” as defined in the 1940 Act, is at least 200% after such borrowing, permitting the Company to borrow up to one dollar for investment purposes for every one dollar of investor equity. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the 1940 Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.

On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). On October 5, 2020, the Board and the Members of MSC Capital LLC voted to approve the adoption of the reduced asset coverage ratio.

As of December 31, 2020, the Company had total senior securities of $27.8 million, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 201.94%. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

Critical Accounting Policies

Valuation Procedures

Under procedures established by our Board and in accordance with the 1940 Act, we value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value, subject at all times to the oversight and approval of our Board. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Investment Advisor, together with our independent valuation advisors, and subject at all times to the oversight and approval of our Board, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. We intend to retain one or more independent providers of financial advisory services to assist the Investment Advisor and the Board by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

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

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below.

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

With respect to investments for which market quotations are not readily available, our Investment Advisor will undertake a multi-step valuation process each quarter, as described below:

●	Investments for which no such market prices are available or reliable will be preliminarily valued at such value as the Investment Advisor may reasonably determine, which may include third party valuations;

●	The audit committee of our Board (the “Audit Committee”) will then review these preliminary valuations;

●	At least once annually, the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm; and

●	Our Board will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of our Investment Advisor, the respective independent valuation firms and the Audit Committee.

Investment Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliate company investments” on the Consolidated Statement of Operations.

Realized gain or loss from an investment is recorded at the time of disposition and calculated using the weighted average cost method. Unrealized gain or loss reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Adviser and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.

Management and Incentive Fees

We will accrue for the base management fee and incentive fee that consists of an income-based component and a capital gains component. The accrual for incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Company’s portfolio as of period end and the termination of the Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Company’s overall investment results.

Expenses

For the period July 1, 2020 (commencement of operations) through December 31, 2020, the Company incurred expenses of $1.5 million primarily related to organization expenses, professional fees, directors’ fees, insurance expenses, interest and credit facility expenses, offering costs and administration and custodian fees.

Federal Income Taxes

We have elected to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2020, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of December 31, 2020, the Company had unfunded commitments of $0.4 million.

The following table reflects information pertaining to our principal debt outstanding under the Credit Facility:

	Debt Outstanding as of December 31, 2020	Weighted average debt outstanding for the period October 13, 2020 through December 31, 2020
Credit Facility	$27,800	$8,624

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. At December 31, 2020, we had a total of $0.4 million in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

During the period July 1, 2020 (commencement of operations) through December 31,2020, affiliates of the Company contributed approximately $21.5 million of cash and approximately $2.9 million of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with Financial Accounting Standards No.116, Accounting for Contributions Received and Contributions Made. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25.0 million of the Company’s net assets.

Separate from the contributions discussed above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. During the period ended July 1, 2020 (commencement of operations), to December 31, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the period July 1, 2020 (commencement of operations) to December 31, 2020, Moelis Asset, parent of the Investment Advisor contributed approximately $0.6 million to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the period October 7, 2020 to the December 31, 2020, the Investment Advisor waived its management and incentive fees. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company. Due to the ramping of the portfolio and organizational and offering costs, the Company was unable to generate income and net capital gains sufficient to pay the 6.0% priority dividend and therefore did not charge management or incentive fees for this period.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company.

Organizational and Offering Expenses

For the period July 1, 2020 (commencement of operations) to December 31, 2020, the Company incurred $0.6 million of organizational and offering costs. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period. Moelis Asset, parent of the Investment Advisor, paid approximately $0.5 million of organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset incurred these expenses and they will not be charged back to the Company.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Investor Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for a two year term, under which the Investment Advisor, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. For the period commencing October 7, 2020 to December 31, 2020, the Investment Advisor waived its management and incentive fees and such waivers are not subject to recoupment. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company. Due to the ramping of the portfolio and organizational and offering costs, the Company was unable to generate and net capital gains income sufficient to pay the 6.0% priority dividend and therefore did not charge management or incentive fees for this period.

Administration Agreement

We have entered into the Administration Agreement with the Administrator, pursuant to which the Administrator provides us with office space, office services and equipment and other administrative services. The Company did not charge a management fee for the period the Company was an LLC, July 1, 2020 (commencement of operations) through October 6, 2020. For the period October 7, 2020 (Conversion) through December 31, 2020, the Company waived the management fee.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On February 16, 2021, we declared our second dividend of $0.17 per share. Shareholders as of February 18, 2021 will receive the dividend which will be paid on April 13, 2021.

On March 5, 2021, the Company issued and sold 54,898 shares of its common stock to certain investors for an aggregate offering price of $0.6 million. Additionally, on March 19, 2021 the Company issued and sold 18,268 shares of its common stock to certain investors for an aggregate closing price of $0.2 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors. The issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are subject to financial market risks, including changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2020, 100% of our loan portfolio bore interest at floating rates with 67.1% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,437	$(789)	$2,648
Up 200 basis points	2,078	(511)	1,567
Up 100 basis points	719	(233)	486

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

Although management believes that this measure is indicative of our sensitivity to interest rates, it does not reflect any potential impact to the fair value of our investments as a result of changes to interest rates, nor does it adjust for potential changes in the credit market, credit quality, size and composition of the assets in our consolidated statement of assets and liabilities and other business developments that could affect the net increase/(decrease) in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Steele Creek Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Steele Creek Capital Corporation (a Maryland Corporation) (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the period from July 1, 2020 (commencement of operations) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations, and their cash flows for the period from July 1, 2020 (commencement of operations) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

Steele Creek Capital Corporation
Consolidated Statement of Assets and Liabilities
(in thousands, except per share data)

December 31, 2020

Assets
Investments,
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $66,956)	$67,811
Cash	3,206
Receivable for investments sold	28,092
Prepaid expenses and other assets	192
Interest receivable	96
Total assets	$99,397

Liabilities
Credit facility	27,800
Payable for investments purchased	42,426
Interest payable	38
Accounts payable and accrued expenses	349
Directors’ fees payable	19
Distributions payable	425
Total liabilities	71,057

Commitments and contingencies (Note 9)

Net Assets:
Common shares, $0.001 par value, 2,633,228 shares authorized, issued and outstanding as of December 31, 2020	3
Paid-in-capital in excess of par value	28,049
Total distributable earnings	288
Total net assets	$28,340

Total liabilities and net assets	$99,397

Net asset value per share	$10.76

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation
Consolidated Statement of Operations
(in thousands, except per share data)

For the period from July 1, 2020 (commencement of operations) through December 31, 2020

Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$717
Other income	9
Total investment income	726

Expenses:
Organizational costs – paid by Moelis Asset	364
Professional fees	343
Management fees	232
Incentive fees	144
Offering costs – paid by Moelis Asset	129
Organizational costs	112
Interest and debt financing expenses	85
Administration expenses	38
Directors’ fees	19
Custody fees	11
Other general and administrative expenses	36
Total expenses	1,513
Less: management fees waived	(232)
Less: incentive fees waived	(144)
Net expenses	1,137
Net investment loss	(411)

Realized and unrealized gain on investments:
Net realized gain on non-controlled/non-affiliate company investments	720
Net change in unrealized appreciation on non-controlled/non-affiliate company investments	855

Total net realized and unrealized gain on investments	1,575

Net increase in net assets resulting from operations	$1,164

Per share data:
Net investment income per share - basic and diluted	$(0.21)
Net increase in net assets resulting from operations per share - basic and diluted	$0.59
Weighted average shares outstanding - basic and diluted	1,984

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation
Consolidated Statement of Changes in Net Assets
(in thousands, except per share data)

	Common Stock		Paid-in capital in	Distributable
	Number of shares	Par value	excess of par value	Earnings (Loss)	Total net assets
Balances at July 1, 2020 (commencement of operations)	-	$-	$-	$-	$-
Net investment loss	-	-	-	(411)	(411)
Net realized gain on investments	-	-	-	720	720
Net change in unrealized appreciation on investments	-	-	-	855	855
Issuance of common shares	2,633	3	27,105	-	27,108
Distributions to shareholders	-	-	-	(425)	(425)
Contribution for organizational and offering costs	-	-	595	-	595
Deferred offering costs	-	-	(102)	-	(102)
Increase in net assets during the period	2,633	3	27,598	739	28,340
Tax reclassification of net assets in accordance with GAAP	-	-	451	(451)	-
Balances at December 31, 2020	2,633	$3	$28,049	$288	$28,340

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation
Consolidated Statement of Cash Flows
(in thousands, except per share data)

For the period from July 1, 2020 (commencement of operations) through December 31, 2020

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,164

Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities
Purchase of investments	(181,297)
Proceeds from sales of investments and paydowns	117,998
Amortization of premium/accretion of discount, net	(79)
Net realized gain on investments	(720)
Net change in unrealized appreciation on investments	(855)
Adjustment from Moelis Asset for organizational expenses	70
Amortization of offering costs	129
Changes in operating assets and liabilities:
Receivable for investments sold	(28,092)
Prepaid expenses and other assets	(192)
Interest receivable	(96)
Payable for investments purchased	42,426
Interest payable	38
Accounts payable and accrued expenses	349
Directors’ fees payable	19
Net cash used in operating activities	(49,138)

Cash flows from financing activities:
Proceeds from issuance of common shares	24,250
Proceeds from issuance of debt	27,800
Contribution from Moelis Asset for organizational and offering costs	525
Payment of offering costs	(231)
Net cash provided by financing activities	52,344

Net increase in Cash	3,206
Cash, beginning of period	-
Cash, end of period	$3,206

Supplemental disclosure:
Operating activities:
Contribution of loan investments	$2,858

Financing activities:
Contribution of loan investments from shareholders	$2,858

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2020
(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Non-controlled/Non-Affiliate Investments
Term Floating Rate Loans - 239.3% of Net Assets (4)
Aerospace & Defense
Alion Science and Technology Corporation	7/23/2024	4.75%	L + 3.75%	1.00%	998	$988	$1,004	3.5%
Amentum Holdings	1/29/2027	5.50%	L + 4.75%	0.75%	1,000	980	1,010	3.6%
Guidehouse	5/1/2025	4.65%	L + 4.50%	0.15%	997	992	999	3.5%
MAG DS Corp	4/1/2027	6.50%	L + 5.50%	1.00%	998	949	955	3.4%
Milano Acquisition Corporation	10/1/2027	4.75%	L + 4.00%	0.75%	1,000	990	1,002	3.5%
Spirit Aerosystems Inc.	1/15/2025	6.00%	L + 5.25%	0.75%	500	497	506	1.8%
Total Aerospace & Defense						5,396	5,476	19.3%

Automotive
Autokiniton	3/30/2024	5.40%	L + 5.25%	0.15%	994	984	984	3.5%
NN, Inc.	10/19/2022	6.50%	L + 5.75%	0.75%	1,150	1,138	1,147	4.0%
Total Automotive						2,122	2,131	7.5%

Banking, Finance, Insurance & Real Estate
Asurion	12/23/2026	3.40%	L + 3.25%	0.15%	500	494	496	1.8%
Baldwin Risk Partners	10/14/2027	4.75%	L + 4.00%	0.75%	998	983	999	3.5%
Broadstreet Partners, Inc.	1/27/2027	4.75%	L + 3.75%	1.00%	995	977	996	3.5%
Citadel Securities	2/27/2026	2.90%	L + 2.75%	0.15%	997	991	1,000	3.5%
FinCo I LLC	6/27/2025	2.65%	L + 2.50%	0.15%	499	498	499	1.8%
Hudson River Trading LLC	2/18/2027	3.15%	L + 3.00%	0.15%	995	983	998	3.5%
Ryan Specialty Group LLC	9/1/2027	4.00%	L + 3.25%	0.75%	997	983	997	3.5%
Syncapay	12/10/2027	6.75%	L + 5.75%	1.00%	500	480	486	1.7%
Total Banking, Finance, Insurance & Real Estate						6,389	6,471	22.8%

Capital Equipment
Mirion Technologies	3/6/2026	4.27%	L + 4.00%	0.27%	997	990	998	3.5%
Total Capital Equipment						990	998	3.5%

Construction & Building
APi Group	10/1/2026	2.90%	L + 2.75%	0.15%	1,000	985	1,001	3.5%
MI Windows and Doors	12/18/2027	4.50%	L + 3.75%	0.75%	1,000	995	1,004	3.5%
Total Construction & Building						1,980	2,005	7.0%

Consumer Goods: Durable
Mannington Mills	8/6/2026	4.25%	L + 4.00%	0.25%	441	436	438	1.5%
Total Consumer Goods: Durable						436	438	1.5%

Containers, Packaging & Glass
Canister International Group Inc.	12/21/2026	4.90%	L + 4.75%	0.15%	499	496	497	1.8%
Charter NEX	12/1/2027	5.00%	L + 4.25%	0.75%	1,000	990	1,006	3.5%
Flex Acquisition	12/29/2023	4.00%	L + 3.00%	1.00%	988	978	985	3.5%
Plaze, Inc.	8/3/2026	5.25%	L + 4.25%	1.00%	998	983	994	3.5%
Pro Mach Group, Inc.	3/7/2025	4.50%	L + 3.50%	1.00%	801	776	792	2.8%
Pro Mach Group, Inc.	3/7/2025	4.50%	L + 3.50%	1.00%	265	(13)	10	0.0%
Proampac PG Borrower	11/3/2025	5.00%	L + 4.00%	1.00%	1,000	990	999	3.5%
Reynolds Group Holdings	2/5/2026	3.40%	L + 3.25%	0.15%	1,000	990	994	3.5%
Sabert Corp	12/10/2026	5.50%	L + 4.50%	1.00%	729	723	729	2.6%
Total Containers, Packaging & Glass						6,913	7,006	24.7%

Energy: Electricity
Astoria Energy	12/10/2027	4.50%	L + 3.50%	1.00%	1,000	995	996	3.5%
Exgen Renewables	12/15/2027	3.75%	L + 2.75%	1.00%	500	498	501	1.8%
Hamilton Projects Acquiror LLC	6/17/2027	5.75%	L + 4.75%	1.00%	995	975	1,000	3.5%
Total Energy: Electricity						2,468	2,497	8.8%

Energy: Oil & Gas
ChampionX Holding Inc.	6/3/2027	6.00%	L + 5.00%	1.00%	975	966	992	3.5%
Total Energy: Oil & Gas						966	992	3.5%

Environmental Industries
Granite Acquisition	9/19/2022	4.75%	L + 3.75%	1.00%	748	744	752	2.7%
Total Environmental Industries						744	752	2.7%

Forest Products & Paper
Neenah, Inc.	6/30/2027	5.00%	L + 4.00%	1.00%	995	976	998	3.5%
Total Forest Products & Paper						976	998	3.5%

Healthcare & Pharmaceuticals
ADMI	12/23/2027	4.75%	L + 4.00%	0.75%	750	746	752	2.7%
Agiliti Health	1/4/2026	3.50%	L + 2.75%	0.75%	750	743	750	2.6%
Amneal Pharmaceuticals	5/4/2025	3.69%	L + 3.50%	0.19%	625	607	610	2.2%
Global Medical Response, Inc.	10/2/2025	5.75%	L + 4.75%	1.00%	500	490	498	1.8%
Golden State Medical Supply	6/21/2026	5.50%	L + 4.75%	0.75%	997	988	992	3.5%
HAH Group Holding	10/29/2027	6.00%	L + 5.00%	1.00%	112	(2)	-	0.0%
HAH Group Holding	10/29/2027	6.00%	L + 5.00%	1.00%	888	875	884	3.1%

Steele Creek Capital Corporation
Consolidated Schedule of Investments (continued)
As of December 31, 2020
(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Healthcare & Pharmaceuticals (continued)
ICH US Intermediate	12/24/2026	6.75%	L + 5.75%	1.00%	494	491	494	1.7%
Lannett Company, Inc.	11/25/2022	6.38%	L + 5.38%	1.00%	1,029	1,021	1,016	3.6%
National Mentor Holdings	3/9/2026	4.51%	L + 4.25%	0.26%	954	949	954	3.4%
National Mentor Holdings	3/9/2026	4.51%	L + 4.25%	0.26%	44	43	44	0.2%
Owens & Minor	4/30/2025	4.65%	L + 4.50%	0.15%	997	989	997	3.5%
Phoenix Guarantor	3/5/2026	4.25%	L + 3.75%	0.50%	750	743	751	2.6%
Revspring	10/11/2025	4.40%	L + 4.25%	0.15%	997	978	978	3.5%
Total Healthcare & Pharmaceuticals						9,661	9,720	34.4%

High Tech Industries
Casa Systems, Inc.	12/20/2023	5.00%	L + 4.00%	1.00%	480	456	470	1.7%
Cloudera	12/22/2027	3.25%	L + 2.50%	0.75%	500	498	500	1.8%
Flexera Software	1/26/2028	4.50%	L + 3.75%	0.75%	1,000	998	1,001	3.5%
LogMeIn, Inc.	8/31/2027	4.90%	L + 4.75%	0.15%	1,000	976	999	3.5%
PointClickCare Technologies	12/29/2027	3.75%	L + 3.00%	0.75%	1,000	995	1,000	3.5%
Total High Tech Industries						3,923	3,970	14.0%

Hotel, Gaming & Leisure
Sabre GLBL	12/17/2027	4.75%	L + 4.00%	0.75%	750	743	753	2.7%
Total Hotel, Gaming & Leisure						743	753	2.7%

Media: Advertising, Printing & Publishing
Meredith Corporation	1/31/2025	5.25%	L + 4.25%	1.00%	995	958	1,003	3.5%
Total Media: Advertising, Printing & Publishing						958	1,003	3.5%

Media: Broadcasting & Subscription
Ion Media Networks	12/18/2024	3.19%	L + 3.00%	0.19%	1,435	1,426	1,435	5.1%
Terrier Media Buyer	12/17/2026	4.40%	L + 4.25%	0.15%	997	978	1,001	3.5%
Univision Communications Inc.	3/13/2026	4.75%	L + 3.75%	1.00%	498	471	500	1.8%
Total Media: Broadcasting & Subscription						2,875	2,936	10.4%

Retail
Michaels Stores, Inc.	10/1/2027	4.25%	L + 3.50%	0.75%	998	983	993	3.5%
Total Retail						983	993	3.5%

Services: Business
Ahead DB Holdings	10/18/2027	6.00%	L + 5.00%	1.00%	1,000	960	986	3.5%
Mermaid Bidco	12/22/2027	5.00%	L + 4.25%	0.75%	500	498	501	1.8%
Nexus Buyer	11/9/2026	3.90%	L + 3.75%	0.15%	997	988	992	3.5%
Pitney Bowes	1/7/2025	5.65%	L + 5.50%	0.15%	740	740	737	2.6%
Project Angel	5/30/2025	5.00%	L + 4.00%	1.00%	748	741	742	2.6%
Rocket Software	11/28/2025	4.40%	L + 4.25%	0.15%	499	492	496	1.8%
Virtusa	12/9/2027	5.00%	L + 4.25%	0.75%	1,000	985	996	3.5%
VM Consolidated	2/28/2025	3.39%	L + 3.25%	0.14%	997	979	990	3.5%
Total Services: Business						6,383	6,440	22.8%

Services: Consumer
Herschend Entertainment Co LLC	8/25/2025	6.75%	L + 5.75%	1.00%	499	480	506	1.8%
Red Ventures	11/8/2024	4.25%	L + 3.50%	0.75%	1,000	981	995	3.5%
Smart Start, Inc.	8/19/2027	5.75%	L + 4.75%	1.00%	998	988	1,001	3.5%
St. George’s University	7/17/2025	3.40%	L + 3.25%	0.15%	496	491	491	1.7%
Total Services: Consumer						2,940	2,993	10.5%

Telecommunications
Avaya	12/15/2027	4.41%	L + 4.25%	0.16%	850	838	852	3.0%
CCI Buyer	12/17/2027	4.75%	L + 4.00%	0.75%	1,000	990	1,001	3.5%
Mavenir	5/8/2025	7.00%	L + 6.00%	1.00%	997	995	996	3.5%
Vertiv Group	3/2/2027	3.15%	L + 3.00%	0.15%	997	980	993	3.5%
Total Telecommunications						3,803	3,842	13.5%

Steele Creek Capital Corporation
Consolidated Schedule of Investments (continued)
As of December 31, 2020
(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Transportation: Cargo
Daseke	2/27/2024	6.00%	L + 5.00%	1.00%	499	497	496	1.8%
PS Holdco	3/13/2025	5.75%	L + 4.75%	1.00%	450	428	441	1.6%
SMB Shipping Logistics, LLC	2/2/2024	5.00%	L + 4.00%	1.00%	732	694	725	2.6%
Wabash National Corporation	9/28/2027	4.00%	L + 3.25%	0.75%	926	916	923	3.3%
Total Transportation: Cargo						2,535	2,585	9.3%

Transportation: Consumer
Avolon	12/1/2027	3.25%	L + 2.50%	0.75%	1,000	990	1,002	3.5%
Railworks	12/14/2027	6.50%	L + 5.50%	1.00%	500	493	504	1.8%
Total Transportation: Consumer						1,483	1,506	5.3%

Utilities: Electric
PG&E Corporation	6/23/2025	5.50%	L + 4.50%	1.00%	498	494	504	1.8%
Total Utilities: Electric						494	504	1.8%

Wholesale
United Natural Foods	10/22/2025	4.40%	L + 4.25%	0.15%	806	795	802	2.8%
Total Wholesale						795	802	2.8%

Total Term Floating Rate Loans						66,956	67,811	239.3%

Total Non-controlled/Non-Affiliate Investments						$66,956	$67,811	239.3%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(3)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2020. As of December 31, 2020, rates for 1M L, 3M L and 6M L are 0.14%, 0.24%, and 0.26% respectively.

(4)	Percentages are based on net assets of $28,340 as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

1. ORGANIZATION

Steele Creek Capital Corporation (which is referred to as the “Company”, “we”, “us” and “our”) was originally organized as MSC Capital LLC as a Delaware limited liability company on June 3, 2020. The Company commenced operations as MSC Capital LLC on July 1, 2020. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation. We are a closed-end externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) The Company will elect for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

In September 2020, we formed a wholly-owned special purpose financing vehicle, Steele Creek Funding I, LLC, a Delaware limited liability company.

Steele Creek Investment Management LLC (the “Investment Advisor” or “Administrator”) is our investment adviser and an affiliate of Moelis Asset Management LP (“Moelis Asset”). We entered into an Investment Advisory Agreement with the Investment Advisor who, subject to the supervision of our board of directors (the “Board”), manages the day-to-day operations and provides investment advisory services to the Company. The Company has no paid employees and the Investment Advisor has entered into an agreement (the “Custody Agreement”) to delegate certain administrative and custody functions to US Bank (the “Custodian”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated. Financial statements are prepared in accordance with GAAP for financial information and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the period presented, have been included.

Use of Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Investment Advisor to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from such estimates included in the consolidated financial statements.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2020, there were no loans in non-accrual status.

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

Expenses - Expenses include administrator fees, custody fees, legal fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

Organizational and offering costs - Organizational costs include costs relating to the formation and incorporation of the business and are expensed as incurred. Offering costs include legal fees and other costs pertaining to the registration statement and the private placement memorandum. Offering costs are deferred and amortized over a period of twelve months.

Realized Gain or Loss and Unrealized Gain or Loss - Realized gain or loss from an investment is recorded at the time of disposition and calculated using the weighted average cost method. Unrealized gain or loss reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of December 31, 2020, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

Earnings per share - The Company calculates earnings per share by dividing the net increase in net assets resulting from operations by the weighted average shares for the period.

Paid-in-capital in Excess of Par Value - The Company records the proceeds from the sale of its shares on a net basis to capital stock and paid-in capital in excess of par value, excluding all offering costs.

Fair Value of Financial Instruments - Assets and liabilities which qualify as financial instruments under relevant authoritative guidance are carried at fair value or contractual amounts approximating fair value.

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of December 31, 2020, all of our investments were Non-Control/Non-Affiliate investments.

Valuation of Investments - We value our investments in accordance with the 1940 Act and ASC Topic 820, Fair Value Measurement, (“ASC Topic 820”) as determined in good faith by our Board of Directors. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the accompanying Consolidated Statement of Operations as “net change in unrealized appreciation on non-controlled/non-affiliate company investments.” Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Publicly-traded investments in active markets are reported at the market closing price.

Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliate company investments” in the Consolidated Statement of Operations.

Due to the uncertainty relating to London Interbank Offered Rate (“LIBOR”), we are monitoring potential changes that may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

We value our investments in accordance with the Investment Advisor’s valuation policy. Valuations are prepared and approved by the valuation committee on a monthly basis.

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the period July 1, 2020 (commencement of operations) through December 31, 2020, there were no transfers between levels.

Income Taxes - For the period October 7, 2020 (Conversion) through December 31, 2020, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. There were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the period presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

The 2020 tax year for the Company is not yet closed and remains subject to examination by U.S. Federal, state and local tax authorities.

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

In August 2020, the U.S. Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-10825 and No. 34-89670, collectively referred to as ‘Modernization of Regulation S-X Items 101, 103 and 105’. These rules amend certain SEC disclosure requirements to improve disclosure for investors and to simplify compliance for registrants, including new requirements for human capital disclosures and a summary of risk factors. The final rules are effective for all filings on or after November 9, 2020. The Company is evaluating the impact of adopting the Final Rule on our consolidated financial statements.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1 02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The new definition of “significant subsidiary” under Rule 1-02(w)(2) of Regulation S-X, which is tailored to investment companies, (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary.” The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company is evaluating the impact of adopting the SEC rule 2a-5 related to the Good Faith Determination of Fair Value on our consolidated financial statements.

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Pursuant to the investment advisory agreement between the Company and the Investment Advisor (the “Investment Advisory Agreement”), we have agreed to pay a fee for investment advisory and management services consisting of two components, a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

Our Investment Advisor has agreed to waive its fees (base management and incentive fee), without recourse against or reimbursement by us, for any quarter where net investment income plus net realized capital gains is not sufficient to maintain a targeted annual distribution payment on shares of common stock outstanding on the relevant payment dates of 6.0% based on our net asset value per share.

Base Management Fee

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our net assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. For our first quarter, the base management fee was calculated based on the average of our gross assets as of such quarter-end. The base management fee for any partial quarter is pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

The Company did not charge a management fee for the period the Company was an LLC, July 1, 2020 (commencement of operations) through October 6, 2020. For the period October 7, 2020 (Conversion) through December 31, 2020, the Company waived 100% of the management fee of $0.2 million.

Incentive Fee

The Incentive Fee will consist of an income-based component and a capital gains component.

The portion of the incentive fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Company’s election to be regulated as a BDC, and equals 15% of the pre-incentive fee net investment income in excess of a 1.5% quarterly (or 6% annually) “hurdle rate.” There are no catch-up provisions applicable to income based incentive fees under the Investment Advisory Agreement.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Company receives from portfolio companies) that the Company accrues, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) we have entered into with the Administrator, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under GAAP). Pre-incentive fee net investment income also includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the income-based incentive fees it received that was based on accrued interest that the Company never actually received. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the Hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

The portion of the incentive fee based on capital-gains is payable at the end of each calendar year in arrears, equals 15% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation.

In determining the capital gains incentive fee payable to the Investment Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments.

The Incentive Fee amount and the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter or year. The Company did not earn the income incentive fee and waived the capital incentive fee for the period July 1, 2020 (commencement of operations) through December 31, 2020. Due to the ramping of the portfolio, the Company was unable to generate significant income to pay the 6.0% priority dividend and therefore did not charge incentive fees for this period.

Administration Agreement

The Administration Agreement provides that the Administrator will furnish us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator will perform, or oversee the performance of, our required administrative services, which will include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, the Administrator will assist us in determining and publishing our net asset value, oversee the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversee the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Under the Administration Agreement, we will reimburse the Administrator based upon our allocable portion (subject to the review and approval of our Board) of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer, and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement will have an initial term of two years and may be renewed with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

Related Party Transactions

During the period July 1, 2020 (commencement of operations) through December 31,2020, affiliates of the Company contributed $21.5 million of cash and $2.9 million of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with Financial Accounting Standards No.116, Accounting for Contributions Received and Contributions Made. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25.0 million of the Company’s net assets.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. During the period ended July 1, 2020 (commencement of operations), to December 31, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the period July 1, 2020 (commencement of operations) to December 31, 2020, Moelis Asset, parent of the Investment Advisor contributed approximately $0.6 million to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the period October 7, 2020 to the December 31, 2020, the Investment Advisor waived its management and incentive fees. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company. Due to the ramping of the portfolio, the Company was unable to generate income sufficient to pay the 6.0% priority dividend and therefore did not charge management or incentive fees for this period.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company began accruing director’s compensation for the three independent directors in accordance with the governing documents. For the period October 7, 2020 through December 31, 2020 incurred a $19 thousand director fee expense.

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

Investments for which observable market prices in active markets do not exist are reported at fair value, as determined by the Investment Advisor using the best information available. The amount determined to be fair value may incorporate the Investment Advisor’s own assumptions (including assumptions that the Investment Advisor believes market participants would use in valuing the investment, and assumptions relating to appropriate risk adjustments for nonperformance and lack of marketability).

The fair values assigned to our investments are based upon available information and do not necessarily represent amounts which might ultimately be realized. Due to the absence of readily determinable fair values and the inherent uncertainty of valuations, the estimated fair values may differ significantly from values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

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

Level 3 – Pricing inputs are unobservable for the investments and include situations where there is little, if any, market activity for the investments. The inputs into the determination of fair value require significant judgment or estimation by the Investment Advisor. In certain cases, investments classified within Level 3 may include securities for which we have obtained indicative quotes from broker-dealers that do not necessarily represent prices the broker may be willing to trade on.

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

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

The following fair value hierarchy table sets forth our investments by level as of December 31, 2020:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Term Loans	$67,811	$-	$67,811	$-
Total Investments	$67,811	$-	$67,811	$-

Due to the uncertainty relating to London Interbank Offered Rate (“LIBOR”), we are monitoring potential changes that may adversely affect the market for and the valuation of LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”), pursuant to ASC 260-10, for the period July 1, 2020 (commencement of operations) through December 31, 2020:

For the period July 1, 2020 (commencement of operations) through December 31, 2020
Numerator - net earnings	$1,164
Denominator - weighted average shares	1,984
Net earnings per share	$0.59

6. NET ASSETS

For the period from July 1, 2020 (commencement of operations) through October 6, 2020, MSC Capital LLC issued 22,828 shares at a par value of $1,000.00 per share. On October 7, 2020, as part of the conversion, each MSC Capital LLC share was exchanged for one hundred shares in the Company with a par value of $0.001. On December 1, 2020, we issued and sold 350,440 shares of the Company’s common stock, par value $0.001 per share, for an aggregate offering price of $3.8 million. The issuance of shares of the Company’s common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

As of December 31, 2020, the Company issued 2,633,228 shares at a par value of $0.001 per share.

7. CREDIT FACILITY

On October 13, 2020, Funding I entered into a two-year secured revolving Credit Agreement with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Funding I. During the Credit Facility’s revolving period (earlier of the termination by the borrower or twelve month anniversary of the closing date), it bears interest at London Interbank Offered Rate, or LIBOR, plus 175 basis points. The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. The Company began transferring investments into Steele Creek Funding I, LLC in October.

Funding I is required to pay an administrative agent fee equal to $25 thousand per annum and a structuring fee equal to 0.25% of the Maximum Facility Amount paid on the twelve month anniversary of the closing date. Additionally, an unused fee is payable quarterly in arrears in an amount equal to 0.70% on the actual daily unused amount greater than 20% of the Maximum Facility Amount under the BNP Credit Facility from April 13, 2021 to the end of the revolving period.

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

As of December 31, 2020, there was $27.8 million outstanding and $17.2 million available to be drawn under the BNP Credit Facility. The BNP Credit Facility had a fair value of $27.8 million and a weighted average interest rate of 1.99%. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2020, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the period October 13, 2020 through December 31, 2020, we incurred interest expense of $38 thousand on the BNP Credit Facility. The average debt outstanding for the period October 13, 2020 to December 31, 2020 was $8.6 million.

8. TAX MATTERS

Return of Capital Statement of Position (ROCSOP) Adjustment:

Taxable income may differ from U.S. GAAP income. These differences can be temporary or permanent in nature. To the extent they are permanent, they are charged or credited against paid in capital and distributable earnings in the period the differences arise.

During the period October 7, 2020 (conversion) through December 31, 2020, the Company recorded reclassifications for permanent book to tax differences. The permanent differences primarily related to stock issuance costs, basis differences on contributed assets and activity of the LLC prior to conversion to the BDC. These differences increased ordinary income by $314 thousand, reduced capital gains by $765 thousand and increased additional paid in capital by $451 thousand. This reclassification had no effect on net assets.

The Company declared a dividend on December 14, 2020 and paid that dividend on January 13, 2021 in the amount of $425 thousand. The IRC Section 852(b)7 dividends were, $371 thousand related to the 2020 tax year.

The below table reflects the per share distribution including Section 67 expenses deemed paid as of December 31, 2020:

For the period October 7, 2020 (conversion) through December 31, 2020

Ordinary income (1)	$0.14
Section 67 expenses	0.06
Total	$0.20

As of December 31, 2020, the components of Accumulated Earnings (losses) on a tax basis were as follows:

Distributable earnings / accumulated losses on a tax basis
Undistributed net investment income	$-
Undistributed capital gains	-
Unrealized appreciation	808
Other temporary differences	(520)
Total distributable earnings (accumulated losses)	$288

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

Excise Tax

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the period October 7, 2020 (conversion) through December 31, 2020, we did not accrue an expense for U.S. federal excise tax.

Tax Basis of Investments

As of December 31, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $67.0 million resulting in estimated gross unrealized gains and losses of $0.8 million. As of December 31, 2020, the cost of investments for U.S. federal tax purposes was greater than the amortized cost of investments for book purposes of $0.1 million, primarily as a result of the contribution of assets to the Company with a fair value less than cost at the time of the contribution.

Qualified Interest Related Dividends Percentage

The Company designated 51.4% of dividends declared and paid during the period October 7, 2020 (conversion) through December 31, 2020 from net investment income as interest related dividends under Internal Revenue Code Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

The Company designated 83.9% of dividends declared and paid during the period October 7, 2020 (conversion) through December 31, 2020 from ordinary income as short-term capital gain dividends under Internal Revenue Code Section 871(k)(2)(c).

9. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of December 31, 2020, the Company had unfunded commitments of $0.4 million.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of December 31, 2020. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

10. FINANCIAL HIGHLIGHTS

The following financial highlights for the period July 1, 2020 (commencement of operations) through December 31, 2020 are calculated for the shareholders as a whole.

For the period from July 1, 2020 (commencement of operations) through December 31, 2020
Per share data:
Net asset value at beginning of period	$-
Net investment loss (1)	(0.21)
Net realized gain (1)	0.36
Net change in unrealized appreciation (1)	0.44
Net increase in net assets resulting from operations (1)	0.59
Stockholder distributions from income (2)	(0.16)
Issuance of common shares	10.29
Other (2)	0.04
Net asset value at end of period	$10.76

Net assets at end of period	$28,340
Shares outstanding at end of period	2,633,228
Total return (3)	9.24%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers to average net assets (4)	11.66%
Ratio of net expenses including waivers to average net assets (4)	9.73%
Ratio of net investment income to average net assets (4)	-2.30%

Portfolio turnover (5)	359.49%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

For the period July 1, 2020 (commencement of operations)

Through December 31, 2020

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On February 16, 2021, we declared our second dividend of $0.17 per share. Shareholders as of February 18, 2021 will receive the dividend which will be paid on April 13, 2021.

On March 5, 2021, the Company issued and sold 54,898 shares of its common stock to certain investors for an aggregate offering price of $0.6 million. Additionally, on March 19, 2021 the Company issued and sold 18,268 shares of its common stock to certain investors for an aggregate closing price of $0.2 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors. The issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Index

3.1	Form of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

4.1*	Description of Securities

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.2	Form of Waiver Letter Agreement to the Investment Advisory Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.4	Form of Custody Agreement (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.5	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.6	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56189) filed on November 24, 2020).

10.8	Form of Dealer Manager Agreement (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56189) filed on December 23, 2020).

10.9	Credit Agreement with BNP Paribas (Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56189) filed on December 23, 2020).

14.1*	Code of Ethics

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: March 30, 2021	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: March 30, 2021	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)