Form 10-Q
period 2021-03-31
Steele Creek Capital Corp
filed 2021-05-14
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, the registrant had 2,799,856 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $70,248 and $66,956, respectively)	$71,106	$67,811
Cash	3,477	3,206
Receivable for investments sold	56,277	28,092
Prepaid expenses and other assets	130	192
Interest receivable	160	96
Total assets	$131,150	$99,397

Liabilities
Credit facility	45,000	27,800
Payable for investments purchased	55,542	42,426
Management fees payable	174	-
Interest payable	2	38
Incentive fees payable	44	-
Accounts payable and accrued expenses	342	349
Directors’ fees payable	39	19
Distributions payable	436	425
Total liabilities	101,579	71,057

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 2,706,393 shares authorized, 2,706,393 and 2,633,228 shares issued and outstanding, respectively	3	3
Paid-in-capital in excess of par value	28,932	28,049
Total distributable earnings	636	288
Total net assets	$29,571	$28,340

Total liabilities and net assets	$131,150	$99,397

Net asset value per share	$10.93	$10.76

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Operations

(unaudited)

(in thousands, except per share data)

Three months ended March 31, 2021
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$894
Other income	9
Total investment income	903

Expenses:
Management fees	289
Interest and debt financing expenses	238
Professional fees	159
Incentive fees	110
Offering costs - paid by Moelis Asset	60
Administration expenses	38
Organizational costs	36
Organizational costs - paid by Moelis Asset	24
Directors’ fees	20
Custody fees	7
Other general and administrative expenses	49
Total expenses	1,030
Less: management fees waived	(115)
Less: incentive fees waived	(65)
Net expenses	850
Net investment income	53

Realized and unrealized gain on investments:
Net realized gain on non-controlled/non-affiliate company investments	728
Net change in unrealized appreciation on non-controlled/non-affiliate company investments	3

Total net realized and unrealized gain on investments	731

Net increase in net assets resulting from operations	$784

Per share data:
Net investment income per share - basic and diluted	$0.02
Net increase in net assets resulting from operations per share - basic and diluted	$0.30
Weighted average shares outstanding - basic and diluted	2,652

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Common Stock		Paid-in capital in	Distributable
	Number of shares	Par value	excess of par value	Earnings (Loss)	Total net assets
Balances at December 31, 2020	2,633	$3	$28,049	$288	$28,340
Net investment gain	-	-	-	53	53
Net realized gain on investments	-	-	-	728	728
Net change in unrealized appreciation on investments	-	-	-	3	3
Issuance of common shares	73	-	800	-	800
Distributions to stockholders	-	-	-	(436)	(436)
Contribution for organizational and offering costs	-	-	36	-	36
Deferred offering costs	-	-	47	-	47
Increase in net assets during the period	73	-	883	348	1,231
Balances at March 31, 2021	2,706	$3	$28,932	$636	$29,571

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(unaudited)

(in thousands, except per share data)

Three months ended March 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$784

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(130,232)
Proceeds from sales of investments and paydowns	127,715
Payment in-kind interest income	(1)
Adjustment from Moelis Asset for organizational and offering costs	36
Amortization of premium/accretion of discount, net	(46)
Net realized gain on investments	(728)
Net change in unrealized appreciation on investments	(3)
Changes in operating assets and liabilities:
Receivable for investments sold	(28,185)
Prepaid expenses and other assets	62
Interest receivable	(64)
Payable for investments purchased	13,116
Management fees payable	174
Interest payable	(36)
Inventive fees payable	44
Accounts payable and accrued expenses	(7)
Directors’ fees payable	20
Net cash used in operating activities	(17,351)

Cash flows from financing activities:
Proceeds from issuance of common shares	800
Proceeds from issuance of debt	17,200
Payments of offering costs	47
Stockholder distributions paid	(425)
Net cash provided by financing activities	17,622

Net increase in Cash	271
Cash, beginning of period	3,206
Cash, end of period	$3,477

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2021

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Non-controlled/Non-Affiliate Investments
Term Floating Rate Loans - 241.5% of Shareholder’s Equity (4)
Aerospace & Defense
Amentum Holdings	1/29/2027	5.50%	L + 4.75%	0.75%	1,000	$981	$1,005	3.4%
Guidehouse	5/1/2025	4.11%	L + 4.00%	0.11%	997	993	999	3.4%
MAG DS Corp	4/1/2027	6.50%	L + 5.50%	1.00%	995	949	978	3.3%
Peraton	2/1/2028	4.50%	L + 3.75%	0.75%	362	361	363	1.2%
Peraton	2/1/2028	4.50%	L + 3.75%	0.75%	638	(3)	-	0.0%
Perspecta	5/30/2025	2.36%	L + 2.25%	0.11%	750	750	753	2.5%
Spirit Aerosystems Inc.	1/15/2025	6.00%	L + 5.25%	0.75%	499	496	503	1.7%
Total Aerospace & Defense						4,527	4,601	15.5%

Automotive
Autokiniton	3/30/2024	5.36%	L + 5.25%	0.11%	987	979	989	3.3%
Autokiniton	4/6/2028	5.00%	L + 4.50%	0.50%	1,000	997	1,004	3.4%
Total Automotive						1,976	1,993	6.7%

Banking, Finance, Insurance & Real Estate
Baldwin Risk Partners	10/14/2027	4.75%	L + 4.00%	0.75%	995	981	995	3.4%
Broadstreet Partners, Inc.	1/27/2027	4.75%	L + 3.75%	1.00%	993	975	994	3.4%
Citadel Securities	2/2/2028	2.61%	L + 2.50%	0.11%	1,053	1,052	1,044	3.5%
DRW Holdings	3/1/2028	3.86%	L + 3.75%	0.11%	1,000	995	999	3.4%
FinCo I LLC	6/27/2025	2.61%	L + 2.50%	0.11%	498	497	496	1.7%
Hudson River Trading	3/20/2028	3.14%	L + 3.00%	0.14%	1,000	990	994	3.4%
Jane Street Group	1/26/2028	2.86%	L + 2.75%	0.11%	997	996	989	3.3%
Syncapay	12/10/2027	7.50%	L + 6.50%	1.00%	497	478	497	1.7%
Total Banking, Finance, Insurance & Real Estate						6,964	7,008	23.8%

Beverage, Food, & Tobacco
City Brewing Company	4/5/2028	4.25%	L + 3.50%	0.75%	2,000	1,990	2,000	6.8%
Hostess Brands	8/3/2025	3.00%	L + 2.25%	0.75%	47	47	47	0.2%
Total Beverage, Food, & Tobacco						2,037	2,047	7.0%

Capital Equipment
American Trailer World	3/3/2028	4.50%	L + 3.75%	0.75%	500	498	498	1.7%
Mirion Technologies	3/6/2026	4.20%	L + 4.00%	0.20%	995	988	998	3.4%
Total Capital Equipment						1,486	1,496	5.1%

Chemicals, Plastics, & Rubber
DuBois Chemicals	9/30/2026	4.61%	L + 4.50%	0.11%	500	496	499	1.7%
Total Chemicals, Plastics, & Rubber						496	499	1.7%

Construction & Building
APi Group	10/1/2026	2.86%	L + 2.75%	0.11%	998	983	998	3.4%
Total Construction & Building						983	998	3.4%

Consumer Goods: Durable
Mannington Mills	8/6/2026	4.20%	L + 4.00%	0.20%	440	435	439	1.5%
Total Consumer Goods: Durable						435	439	1.5%

Containers, Packaging & Glass
Canister International Group Inc.	12/21/2026	4.86%	L + 4.75%	0.11%	497	495	499	1.7%
Plaze, Inc.	8/3/2026	4.75%	L + 3.75%	1.00%	995	981	993	3.4%
Pro Mach Group, Inc.	3/7/2025	4.50%	L + 3.50%	1.00%	1,063	1,041	1,062	3.6%
Proampac PG Borrower	11/3/2025	5.00%	L + 4.00%	1.00%	295	293	295	1.0%
Sabert Corp	12/10/2026	5.50%	L + 4.50%	1.00%	729	724	731	2.5%
Total Containers, Packaging & Glass						3,534	3,580	12.2%

Energy: Electricity
Astoria Energy	12/10/2027	4.50%	L + 3.50%	1.00%	995	990	997	3.4%
Hamilton Projects Acquiror LLC	6/17/2027	5.75%	L + 4.75%	1.00%	993	973	998	3.4%
Total Energy: Electricity						1,963	1,995	6.8%

Energy: Oil & Gas
ChampionX Holding Inc.	6/3/2027	6.00%	L + 5.00%	1.00%	963	954	982	3.3%
Total Energy: Oil & Gas						954	982	3.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments (continued)

March 31, 2021

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Forest Products & Paper
Neenah, Inc.	6/30/2027	5.00%	L + 4.00%	1.00%	992	$973	$995	3.4%
Neenah, Inc.	4/6/2028	3.50%	L + 3.00%	0.50%	1,000	995	1,000	3.4%
Schweitzer-Mauduit	1/27/2028	4.50%	L + 3.75%	0.75%	1,000	990	999	3.4%
Total Forest Products & Paper						2,958	2,994	10.2%

Healthcare & Pharmaceuticals
CCRR Parent	3/6/2028	5.00%	L + 4.25%	0.75%	1,000	995	1,003	3.4%
FC Compassus	12/31/2026	5.00%	L + 4.25%	0.75%	997	995	1,003	3.4%
Global Medical Response, Inc.	10/2/2025	5.75%	L + 4.75%	1.00%	499	490	498	1.7%
Golden State Medical Supply	6/21/2026	5.50%	L + 4.75%	0.75%	995	986	997	3.4%
HAH Group Holding	10/29/2027	6.00%	L + 5.00%	1.00%	112	(2)	1	0.0%
HAH Group Holding	10/29/2027	6.00%	L + 5.00%	1.00%	888	875	892	3.0%
ICH US Intermediate	12/24/2026	6.75%	L + 5.75%	1.00%	1,227	1,229	1,230	4.2%
Lannett Company, Inc.	11/25/2022	6.38%	L + 5.38%	1.00%	1,011	1,006	971	3.3%
Onex TSG	2/28/2028	5.50%	L + 4.75%	0.75%	1,000	980	991	3.4%
SCP Eye Care	3/16/2028	5.25%	L + 4.50%	0.75%	852	850	853	2.9%
SPC Eye Care	3/16/2028	5.25%	L + 4.50%	0.75%	148	-	-	0.0%
TTF Holdings	3/31/2028	5.00%	L + 4.25%	0.75%	750	744	748	2.5%
Total Healthcare & Pharmaceuticals						9,148	9,187	31.2%

High Tech Industries
Casa Systems, Inc.	12/20/2023	5.00%	L + 4.00%	1.00%	479	457	478	1.6%
Flexera Software	3/3/2028	4.50%	L + 3.75%	0.75%	997	995	1,001	3.4%
Hyland Software	7/1/2024	4.25%	L + 3.50%	0.75%	1,000	993	1,001	3.4%
LogMeIn, Inc.	8/31/2027	4.85%	L + 4.75%	0.10%	998	975	996	3.4%
PointClickCare Technologies	12/29/2027	3.75%	L + 3.00%	0.75%	1,000	995	1,001	3.4%
Riverbed Technology	12/31/2025	7.00%	L + 6.00%	1.00%	500	493	481	1.6%
Syncsort	8/16/2024	5.50%	L + 4.75%	0.75%	499	498	499	1.7%
Ultra Clean	8/27/2025	3.86%	L + 3.75%	0.11%	500	498	502	1.7%
Verifone	8/20/2025	4.18%	L + 4.00%	0.18%	997	980	976	3.3%
Watlow Electric Manufacturing	3/2/2028	4.50%	L + 4.00%	0.50%	550	547	550	1.9%
Total High Tech Industries						7,431	7,485	25.4%

Hotel, Gaming & Leisure
Sabre GLBL	12/17/2027	4.75%	L + 4.00%	0.75%	748	741	757	2.6%
Total Hotel, Gaming & Leisure						741	757	2.6%

Media: Advertising, Printing & Publishing
Meredith Corporation	1/31/2025	5.25%	L + 4.25%	1.00%	993	956	1,011	3.4%
Thryv	3/1/2026	9.50%	L + 8.50%	1.00%	500	485	502	1.7%
Total Media: Advertising, Printing & Publishing						1,441	1,513	5.1%

Media: Broadcasting & Subscription
Terrier Media	12/17/2026	3.61%	L + 3.50%	0.11%	995	976	987	3.3%
Univision Communications Inc.	3/13/2025	4.75%	L + 3.75%	1.00%	491	465	491	1.7%
Total Media: Broadcasting & Subscription						1,441	1,478	5.0%

Retail
EG Group	3/11/2026	4.75%	L + 4.25%	0.50%	1,000	991	991	3.4%
Great Outdoors Group	3/6/2028	5.00%	L + 4.25%	0.75%	997	993	1,000	3.4%
Rent-A-Center	2/17/2028	4.75%	L + 4.00%	0.75%	591	589	596	2.0%
Vestcom	12/19/2023	4.75%	L + 3.75%	1.00%	997	993	995	3.4%
Total Retail						3,566	3,582	12.2%

Services: Business
Ahead DB Holdings	10/18/2027	6.00%	L + 5.00%	1.00%	1,000	962	1,003	3.4%
Mermaid Bidco	12/22/2027	5.00%	L + 4.25%	0.75%	500	498	501	1.7%
Nexus Buyer	11/9/2026	3.86%	L + 3.75%	0.11%	995	986	992	3.4%
Nielsen Consumer	3/6/2028	4.10%	L + 4.00%	0.10%	500	498	499	1.7%
Pitney Bowes	3/17/2028	4.11%	L + 4.00%	0.11%	1,000	990	1,000	3.4%
Project Angel	5/30/2025	5.00%	L + 4.00%	1.00%	499	494	499	1.7%
Rocket Software	11/28/2025	4.36%	L + 4.25%	0.11%	497	492	497	1.7%
Virtusa	2/11/2028	5.00%	L + 4.25%	0.75%	1,000	985	1,003	3.4%
Total Services: Business						5,905	5,994	20.4%

Services: Consumer
Herschend Entertainment Co LLC	8/25/2025	6.75%	L + 5.75%	1.00%	498	480	509	1.7%
Red Ventures	11/8/2024	4.25%	L + 3.50%	0.75%	997	979	999	3.4%
Smart Start, Inc.	8/19/2027	5.75%	L + 4.75%	1.00%	995	985	1,001	3.4%
Total Services: Consumer						2,444	2,509	8.5%

Steele Creek Capital Corporation

Consolidated Schedule of Investments (continued)

March 31, 2021

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Telecommunications
Avaya	12/15/2027	4.36%	L + 4.25%	0.11%	850	$838	$852	2.9%
CCI Buyer	12/17/2027	4.75%	L + 4.00%	0.75%	1,000	990	1,003	3.4%
GTT Communications	12/28/2021	6.00%	L + 5.00%	1.00%	569	569	581	2.0%
Mavenir	5/8/2025	7.00%	L + 6.00%	1.00%	995	993	997	3.4%
Syniverse Holdings	3/9/2023	6.00%	L + 5.00%	1.00%	499	490	493	1.7%
Total Telecommunications						3,880	3,926	13.4%

Transportation: Cargo
Daseke	3/9/2028	4.75%	L + 4.00%	0.75%	1,000	995	1,003	3.4%
Kenan Advantage Group	3/24/2026	4.50%	L + 3.75%	0.75%	817	813	814	2.8%
PS Holdco	3/13/2025	5.75%	L + 4.75%	1.00%	449	428	452	1.5%
Total Transportation: Cargo						2,236	2,269	7.7%

Transportation: Consumer
AAdvantage Loyalty	4/20/2028	5.50%	L + 4.75%	0.75%	1,000	990	1,026	3.4%
Avolon	12/1/2027	3.25%	L + 2.50%	0.75%	998	988	999	3.4%
Railworks	12/14/2027	6.50%	L + 5.50%	1.00%	461	454	465	1.6%
Total Transportation: Consumer						2,432	2,490	8.4%

Utilities: Electric
PG&E Corporation	6/23/2025	3.50%	L + 3.00%	0.50%	496	493	496	1.7%
Total Utilities: Electric						493	496	1.7%

Wholesale
United Natural Foods	10/22/2025	3.61%	L + 3.50%	0.11%	788	777	788	2.7%
Total Wholesale						777	788	2.7%

Total Term Floating Rate Loans						70,248	71,106	241.5%

Total Non-controlled/Non-Affiliate Investments						$70,248	$71,106	241.5%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(3)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2021. As of March 31, 2021, rates for 1M L, 3M L and 6M L are 0.14%, 0.24%, and 0.26% respectively.

(4)	Percentages are based on net assets of $29,571 as of March 31, 2021.

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

Steele Creek Capital Corporation
Consolidated Schedule of Investments (continued)
As of December 31, 2020
(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Healthcare & Pharmaceuticals (continued)
ICH US Intermediate	12/24/2026	6.75%	L + 5.75%	1.00%	494	$491	$494	1.7%
Lannett Company, Inc.	11/25/2022	6.38%	L + 5.38%	1.00%	1,029	1,021	1,016	3.6%
National Mentor Holdings	3/9/2026	4.51%	L + 4.25%	0.26%	954	949	954	3.4%
National Mentor Holdings	3/9/2026	4.51%	L + 4.25%	0.26%	44	43	44	0.2%
Owens & Minor	4/30/2025	4.65%	L + 4.50%	0.15%	997	989	997	3.5%
Phoenix Guarantor	3/5/2026	4.25%	L + 3.75%	0.50%	750	743	751	2.6%
Revspring	10/11/2025	4.40%	L + 4.25%	0.15%	997	978	978	3.5%
Total Healthcare & Pharmaceuticals						9,661	9,720	34.4%

High Tech Industries
Casa Systems, Inc.	12/20/2023	5.00%	L + 4.00%	1.00%	480	456	470	1.7%
Cloudera	12/22/2027	3.25%	L + 2.50%	0.75%	500	498	500	1.8%
Flexera Software	1/26/2028	4.50%	L + 3.75%	0.75%	1,000	998	1,001	3.5%
LogMeIn, Inc.	8/31/2027	4.90%	L + 4.75%	0.15%	1,000	976	999	3.5%
PointClickCare Technologies	12/29/2027	3.75%	L + 3.00%	0.75%	1,000	995	1,000	3.5%
Total High Tech Industries						3,923	3,970	14.0%

Hotel, Gaming & Leisure
Sabre GLBL	12/17/2027	4.75%	L + 4.00%	0.75%	750	743	753	2.7%
Total Hotel, Gaming & Leisure						743	753	2.7%

Media: Advertising, Printing & Publishing
Meredith Corporation	1/31/2025	5.25%	L + 4.25%	1.00%	995	958	1,003	3.5%
Total Media: Advertising, Printing & Publishing						958	1,003	3.5%

Media: Broadcasting & Subscription
Ion Media Networks	12/18/2024	3.19%	L + 3.00%	0.19%	1,435	1,426	1,435	5.1%
Terrier Media Buyer	12/17/2026	4.40%	L + 4.25%	0.15%	997	978	1,001	3.5%
Univision Communications Inc.	3/13/2026	4.75%	L + 3.75%	1.00%	498	471	500	1.8%
Total Media: Broadcasting & Subscription						2,875	2,936	10.4%

Retail
Michaels Stores, Inc.	10/1/2027	4.25%	L + 3.50%	0.75%	998	983	993	3.5%
Total Retail						983	993	3.5%

Services: Business
Ahead DB Holdings	10/18/2027	6.00%	L + 5.00%	1.00%	1,000	960	986	3.5%
Mermaid Bidco	12/22/2027	5.00%	L + 4.25%	0.75%	500	498	501	1.8%
Nexus Buyer	11/9/2026	3.90%	L + 3.75%	0.15%	997	988	992	3.5%
Pitney Bowes	1/7/2025	5.65%	L + 5.50%	0.15%	740	740	737	2.6%
Project Angel	5/30/2025	5.00%	L + 4.00%	1.00%	748	741	742	2.6%
Rocket Software	11/28/2025	4.40%	L + 4.25%	0.15%	499	492	496	1.8%
Virtusa	12/9/2027	5.00%	L + 4.25%	0.75%	1,000	985	996	3.5%
VM Consolidated	2/28/2025	3.39%	L + 3.25%	0.14%	997	979	990	3.5%
Total Services: Business						6,383	6,440	22.8%

Services: Consumer
Herschend Entertainment Co LLC	8/25/2025	6.75%	L + 5.75%	1.00%	499	480	506	1.8%
Red Ventures	11/8/2024	4.25%	L + 3.50%	0.75%	1,000	981	995	3.5%
Smart Start, Inc.	8/19/2027	5.75%	L + 4.75%	1.00%	998	988	1,001	3.5%
St. George’s University	7/17/2025	3.40%	L + 3.25%	0.15%	496	491	491	1.7%
Total Services: Consumer						2,940	2,993	10.5%

Telecommunications
Avaya	12/15/2027	4.41%	L + 4.25%	0.16%	850	838	852	3.0%
CCI Buyer	12/17/2027	4.75%	L + 4.00%	0.75%	1,000	990	1,001	3.5%
Mavenir	5/8/2025	7.00%	L + 6.00%	1.00%	997	995	996	3.5%
Vertiv Group	3/2/2027	3.15%	L + 3.00%	0.15%	997	980	993	3.5%
Total Telecommunications						3,803	3,842	13.5%

Steele Creek Capital Corporation
Consolidated Schedule of Investments (continued)
As of December 31, 2020
(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Transportation: Cargo
Daseke	2/27/2024	6.00%	L + 5.00%	1.00%	499	$497	$496	1.8%
PS Holdco	3/13/2025	5.75%	L + 4.75%	1.00%	450	428	441	1.6%
SMB Shipping Logistics, LLC	2/2/2024	5.00%	L + 4.00%	1.00%	732	694	725	2.6%
Wabash National Corporation	9/28/2027	4.00%	L + 3.25%	0.75%	926	916	923	3.3%
Total Transportation: Cargo						2,535	2,585	9.3%

Transportation: Consumer
Avolon	12/1/2027	3.25%	L + 2.50%	0.75%	1,000	990	1,002	3.5%
Railworks	12/14/2027	6.50%	L + 5.50%	1.00%	500	493	504	1.8%
Total Transportation: Consumer						1,483	1,506	5.3%

Utilities: Electric
PG&E Corporation	6/23/2025	5.50%	L + 4.50%	1.00%	498	494	504	1.8%
Total Utilities: Electric						494	504	1.8%

Wholesale
United Natural Foods	10/22/2025	4.40%	L + 4.25%	0.15%	806	795	802	2.8%
Total Wholesale						795	802	2.8%

Total Term Floating Rate Loans						66,956	67,811	239.3%

Total Non-controlled/Non-Affiliate Investments						$66,956	$67,811	239.3%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(3)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2020. As of December 31, 2020, rates for 1M L, 3M L and 6M L are 0.14%, 0.24%, and 0.26% respectively.

(4)	Percentages are based on net assets of $28,340 as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1. ORGANIZATION

Steele Creek Capital Corporation (which is referred to as the “Company”, “we”, “us” and “our”) was originally organized as MSC Capital LLC as a Delaware limited liability company on June 3, 2020. The Company commenced operations as MSC Capital LLC on July 1, 2020. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation. We are a closed-end externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company will elect for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated. Financial statements are prepared in accordance with GAAP for financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the period presented, have been included.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three months ended March 31, 2021, there were no loans in non-accrual status.

Expenses - Expenses include management fees, incentive fees, administrator fees, custody fees, legal fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of March 31, 2021 and December 31, 2020, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of March 31, 2021 and December 31, 2020, all of our investments were Non-Control/Non-Affiliate investments.

Valuation of Investments - We value our investments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurement, (“ASC Topic 820”) as determined in good faith by our Board. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the accompanying Consolidated Statement of Operations as “net change in unrealized appreciation on non-controlled/non-affiliate company investments.” Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Publicly-traded investments in active markets are reported at the market closing price.

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

In March 2021, the UK Financial Conduct Authority (“FCA”), which oversees the global benchmarks, confirmed that most LIBOR tenors will end on December 31, 2021. This announcement includes the LIBOR benchmarks in pound sterling, euro, Japanese yen, Swiss franc and certain US dollar benchmarks. Several US dollar benchmarks will be extended to June 20, 2023 including the overnight, one-, three-, six-, and twelve-month US LIBOR rates. Due to the uncertainty relating to London Interbank Offered Rate (“LIBOR”), we are monitoring potential changes that may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

We value our investments in accordance with the Investment Advisor’s valuation policy. Valuations are prepared and approved by the valuation committee on a monthly basis.

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the three months ended March 31, 2021, there were no transfers between levels.

Income Taxes –For the three months ended March 31, 2021, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes, or (“ASC 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1 02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The new definition of “significant subsidiary” under Rule 1-02(w)(2) of Regulation S-X, which is tailored to investment companies, (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary.” The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company adopted the SEC rule 2a-5 related to the Good Faith Determination of Fair Value for these consolidated financial statements.

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

Base Management Fee

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. For our first quarter, the base management fee was calculated based on the average of our gross assets as of such quarter-end. The base management fee for any partial quarter is pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

Gross management fees for the three months ended March 31, 2021 were $289 thousand. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. Net management fees for the three months ended March 31, 2021 were $174 thousand.

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

For the three months ended March 31, 2021, the Company waived a portion of the capital Incentive Fee to pay the 6% priority dividend. Gross capital Incentive Fees were $110 thousand and after the waiver the net capital Incentive Fee was $45 thousand.

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

Related Party Transactions

During the period July 1, 2020 through December 31, 2020, affiliates of the Company contributed $21.5 million of cash and $2.9 million of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with FASB No.116, Accounting for Contributions Received and Contributions Made. As of March 31, 2021, affiliates owned approximately 88% of the Company representing approximately $25.9 million of the Company’s net assets. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25.0 million of the Company’s net assets.

For the three months ended March 31, 2021, Moelis Asset, parent of the Investment Advisor contributed approximately $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2021 and the period July 1, 2020 (commencement of operations) to December 31, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company began accruing director’s compensation for the three independent directors in accordance with the governing documents. For the three months ended March 31, 2021, the Company incurred $20 thousand in director fee expense.

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

The following fair value hierarchy table sets forth our investments by level as of March 31, 2021:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Term Loans	$71,106	$-	$71,106	$-
Total Investments	$71,106	$-	$71,106	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2020:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Term Loans	$67,811	$-	$67,811	$-
Total Investments	$67,811	$-	$67,811	$-

Due to the uncertainty relating to London Interbank Offered Rate (“LIBOR”), we are monitoring potential changes that may adversely affect the market for and the valuation of LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

For the three months ended March 31, 2021
Numerator - net earnings	$784
Denominator - weighted average shares	2,652
Net earnings per share	$0.30

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

During the three months ended March 31, 2021, the Company also issued 73,165 shares, with an aggregate value of $0.8 million.

As of December 31, 2020, the Company issued 2,633,228 shares at a par value of $0.001 per share. As of March 31, 2021, the registrant had 2,706,393 shares of common stock, $0.001 par value per share, outstanding.

7. CREDIT FACILITY

On October 13, 2020, Funding I entered into a two-year secured revolving Credit Agreement with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Funding I. During the Credit Facility’s revolving period (earlier of the termination by the borrower or twelve month anniversary of the closing date), it bears interest at London Interbank Offered Rate, or LIBOR, plus 175 basis points. The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. The Company began transferring investments into Steele Creek Funding I, LLC in October 2020.

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

As of March 31, 2021 and December 31, 2020, there was $45.0 million and $27.8 million outstanding, respectively, and $0.0 million and $17.2 million available, respectively, to be drawn under the BNP Credit Facility. As of March 31, 2021 and December 31, 2020, the BNP Credit Facility had a fair value of $45.0 million and $27.8 million, respectively and a weighted average interest rate of 1.97% and 1.99%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of March 31, 2021 and December 31, 2020, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three months ended March 31, 2021, we incurred interest expense of $0.2 million on the BNP Credit Facility. The average debt outstanding for the three months ended March 31, 2021 was $36.2 million.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of March 31, 2021 and December 31, 2020, the Company had unfunded commitments of $0.3 million and $0.4 million, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of March 31, 2021. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights for the three months ended March 31, 2021 are calculated for the shareholders as a whole.

March 31, 2021
Per share data:
Net asset value at beginning of period	$10.76
Net investment income (1)	0.02
Net realized gain (1)	0.28
Net change in unrealized appreciation (1)	0.00 (2)
Net increase in net assets resulting from operations (1)	0.30
Stockholder distributions from income (3)	(0.16)
Issuance of common shares	0.01
Other (6)	0.02
Net asset value at end of period	$10.93

Net assets at end of period	$29,571
Shares outstanding at end of period	2,706,393
Total return (3)	3.06%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers to average net assets (4)	12.00%
Ratio of net expenses including waivers to average net assets (4)	11.37%
Ratio of net investment income to average net assets (4)	1.27%

Portfolio turnover (5)	183.87%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Amount less than $0.00 per share.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(4)	Ratios are annualized.
(5)

Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

(6)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On April 5, 2021, the Company issued and sold 48,062 shares of its common stock to certain investors for an aggregate offering price of $0.5 million. Additionally, on April 16, 2021, the Company issued and sold 45,400 shares of its common stock to certain investors for an aggregate offering price of $0.5 million The sale of its common stock was made pursuant to subscription agreements between the Company and the investors and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Current Market Conditions

The syndicated bank loan market alongside other risk assets experienced strong gains in the first quarter of 2021, led by continued optimism about the economic recovery from the pandemic and a conducive technical backdrop. Issuers and arrangers capitalized on the favorable market conditions with a full slate of repricing, M&A and LBO transactions. Upgrades outpaced downgrades by the rating agencies and default activity decelerated in the quarter.

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

Portfolio and Investment Activity

As of March 31, 2021, our portfolio had a fair market value of approximately $71.1 million, a cost basis of approximately $70.2 million and was comprised of leveraged loans, measured at fair value. Our loan portfolio consisted of 89 portfolio companies in 25 industries. The following table depicts a summary of the portfolio as of March 31, 2021 (in thousands):

Investments
Cost	$70,248
Cumulative Net Unrealized Appreciation	858
Fair Value	$71,106
Yield at Cost	4.93%

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

As of March 31, 2021, 100.0% of the investments in the portfolio bore interest at floating rates, with 73.6% of our loan portfolio (at fair value) and 73.4% of our loan portfolio (at cost) having an interest rate floor above 0.0%. The composition of our floating rate loan portfolio by interest rate floor as of March 31, 2021 was as follows (in thousands):

	March 31, 2021
Interest Rate Floor	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	$18,785	26.42%	$18,658	26.56%
0.50%	4,041	5.68%	4,024	5.73%
0.75%	25,208	35.45%	24,933	35.49%
1.00%	23,072	32.45%	22,633	32.22%
	$71,106	100.00%	$70,248	100.00%

As of December 31, 2020, 100.0% of the investments in the portfolio bore interest at floating rates, with 67.1% of our loan portfolio (at fair value) and 67.0% of our loan portfolio (at cost) having an interest rate floor above 0.0%. The composition of our floating rate loan portfolio by interest rate floor as of December 31, 2020 was as follows (in thousands):

	December 31, 2020
Interest Rate Floor	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	$22,275	32.85%	$22,088	32.99%
0.50%	751	1.11%	743	1.11%
0.75%	19,830	29.24%	19,610	29.29%
1.00%	24,955	36.80%	24,515	36.61%
	$67,811	100.00%	$66,956	100.00%

The portfolio is actively managed, with a turnover ratio of 183.87% for the three months ended March 31, 2021, our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. We do not expect to maintain this level of turnover ratio as this level is inflated due to the ramping of the portfolio. However, this high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The average yield during the three months ended March 31, 2021 on the investment was 4.87%. The following tables depict the portfolio activity for the three months ended March 31, 2021 (in thousands):

Investments
Fair Value, Beginning	$67,811
Purchases	130,232
Sales and Repayments	(127,715)
Payment in-kind interest income	1
Non-cash income accrual	46
Net realized gains	728
Net unrealized appreciation	3
Fair Value, Ending	$71,106

Investments
Portfolio Companies, Beginning	84
Purchases (new)	94
Purchases (add-on to existing)	9
Complete exit	(89)
Portfolio Companies, Ending	89

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our loan portfolio of $0.8 million at fair value, or 1.1% of the total portfolio, as of the three months ended March 31, 2021. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total loans as of March 31, 2021:

As of March 31, 2021
Healthcare & Pharmaceuticals	12.9%
High Tech Industries	10.6%
Banking, Finance, Insurance & Real Estate	9.9%
Services: Business	8.4%
Aerospace & Defense	6.5%
Telecommunications	5.5%
Retail	5.0%
Containers, Packaging & Glass	5.0%
Forest Products & Paper	4.2%
Services: Consumer	3.5%
Transportation: Consumer	3.5%
Transportation: Cargo	3.2%
Beverage, Food, & Tobacco	2.9%
Energy: Electricity	2.8%
Automotive	2.8%
Media: Advertising, Printing & Publishing	2.1%
Capital Equipment	2.1%
Media: Broadcasting & Subscription	2.1%
Construction & Building	1.4%
Energy: Oil & Gas	1.4%
Wholesale	1.1%
Hotel, Gaming & Leisure	1.1%
Chemicals, Plastics, & Rubber	0.7%
Utilities: Electric	0.7%
Consumer goods: Durable	0.6%
100.0%

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our loan portfolio of $0.8 million at fair value, or 1.2% of the total portfolio, as of December 31, 2020. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2020:

As of December 31, 2020
Healthcare & Pharmaceuticals	14.3%
Containers, Packaging & Glass	10.3%
Banking, Finance, Insurance & Real Estate	9.5%
Services: Business	9.5%
Aerospace & Defense	8.1%
High Tech Industries	5.9%
Telecommunications	5.7%
Services: Consumer	4.4%
Media: Broadcasting & Subscription	4.3%
Transportation: Cargo	3.8%
Energy: Electricity	3.7%
Automotive	3.1%
Construction & Building	3.0%
Transportation: Consumer	2.2%
Media: Advertising, Printing & Publishing	1.5%
Forest Products & Paper	1.5%
Capital Equipment	1.5%
Retail	1.5%
Energy: Oil & Gas	1.5%
Wholesale	1.2%
Hotel, Gaming & Leisure	1.1%
Environmental Industries	1.1%
Utilities: Electric	0.7%
Consumer goods: Durable	0.6%
100.0%

Results of Operations

Operating results were as follows (in thousands):

For the three months ended March 31, 2021
Investment income:
Interest income	$894
Other income	9
Total investment income	903

Expenses:

Management fees	289
Interest and debt financing expenses	238
Professional fees	159
Incentive fees	110
Offering costs – paid by Moelis Asset	60
Administration expenses	38
Organizational costs	36
Organizational costs – paid by Moelis Asset	24
Directors’ fees	20
Custody fees	7
Other general and administrative expenses	49
Total expenses	1,030
Less: management fees waived	(115)
Less: incentive fees waived	(65)
Net expenses	850
Net investment income	53
Net realized gain on investments	728
Net unrealized appreciation on investments	3
Net realized and unrealized gain on investments	731
Net increase in net assets	$784

Investment Income

Investment income of approximately $0.9 million is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received.

Total Expenses

Total expenses of approximately $1.0 million include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis. Moelis Asset, parent of the Investment Advisor paid approximately $36 thousand of organizational and offering costs incurred by the Company related to the formation of the entity, Moelis Asset will incur these expenses and they will not be charged back to the Company. The Investment Advisor waived $0.2 million of management and incentive fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company of approximately $1.0 million to approximately $0.8 million.

Net Realized Gain on Investments

Sales and repayments of investments during the three months ended March 31, 2021 totaled approximately $127.7 million resulting in net realized gains of approximately $0.7 million.

Net Unrealized Appreciation on Investments

Unrealized appreciation during the three month ended March 31, 2021 totaled approximately $3 thousand reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three months ended March 31, 2021, the Company issued and sold 73,165 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $0.8 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of March 31, 2021, the Company issued 2,706,393 shares of Common Stock.

Borrowings

On October 13, 2020, we entered into a $45.0 million credit facility with BNP Paribas as lender and administrative agent. During the BNP Credit Facility’s revolving period, it bears interest at London Interbank Offered Rate, or LIBOR, plus 175 basis points. The BNP Credit Facility is secured by all of the assets held by Steele Creek Capital Funding I. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the three months ended March 31, 2021, we had an average of $36.2 million outstanding under the BNP Credit Facility. For the period October 13, 2020 through December 31, 2020, we had an average of $8.6 million outstanding under the BNP Credit Facility.

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

As of March 31, 2021 and December 31, 2020, the Company had total senior securities of $45.0 million and $27.8 million, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 165.7% and 201.9%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three months ended March 31, 2021, the Company incurred expenses of approximately $1.0 million primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2021, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of March 31, 2021 the Company had unfunded commitments of $0.3 million. As of December 31, 2020 the Company had unfunded commitments of $0.4 million.

The following table reflects information pertaining to our principal debt outstanding under the Credit Facility:

	Debt Outstanding as of March 31, 2021	Weighted average debt outstanding for the three months ended March 31, 2021	Debt Outstanding as of December 31, 2020	Weighted average debt outstanding for the period October 13, 2020 through December 31, 2020
Credit Facility	$45,000	$36,234	$27,800	$8,624

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of ended March 31, 2021, we had a total of $0.3 million in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded. As of December 31, 2020, we had a total of $0.4 million in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

During the period July 1, 2020 through December 31, 2020, affiliates of the Company contributed $21.5 million of cash and $2.9 million of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with Financial Accounting Standards Board (“FASB”) No. 116, Accounting for Contributions Received and Contributions Made. As of March 31, 2021, affiliates owned approximately 88% of the Company representing approximately $25.9 million of the Company’s net assets. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25.0 million of the Company’s net assets.

For the three months ended March 31, 2021, Moelis Asset, parent of the Investment Advisor contributed approximately $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2021 and the period July 1, 2020 (commencement of operations) to December 31, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company began accruing director’s compensation for the three independent directors in accordance with the governing documents. For the three months ended March 31, 2021, the Company incurred $20 thousand in director fee expense.

Organizational and Offering Expenses

For the three months ended March 31, 2021, the Company incurred $0.1 million of organizational and offering costs. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period. Moelis Asset, parent of the Investment Advisor, paid approximately $35 thousand of organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset incurred these expenses and they will not be charged back to the Company.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Investor Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for a two-year term, under which the Investment Advisor, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. Net management fees for the three months ended March 31, 2021 were $174 thousand. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

Administration Agreement

We have entered into the Administration Agreement with the Administrator, pursuant to which the Administrator provides us with office space, office services and equipment and other administrative services.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On April 5, 2021, the Company issued and sold 48,062 shares of its common stock to certain investors for an aggregate offering price of $0.5 million. Additionally, on April 16, 2021, the Company issued and sold 45,400 shares of its common stock to certain investors for an aggregate offering price of $0.5 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of March 31, 2021, 100% of our loan portfolio bore interest at floating rates with 73.6% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the consolidated statement of assets and liabilities as of the three months ended March 31, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$7,330	$(1,339)	$5,991
Up 200 basis points	4,411	(889)	3.522
Up 100 basis points	1,492	(439)	1,053

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended March 31, 2021, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules

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

Steele Creek Capital Corporation

Date: May 14, 2021	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: May 14, 2021	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)