Form 10-Q
period 2021-06-30
Steele Creek Capital Corp
filed 2021-08-13
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, the registrant had 3,940,202 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $110,074 and $66,956, respectively)	$110,970	$67,811
Cash	2,914	3,206
Receivable for investments sold	94,005	28,092
Prepaid expenses and other assets	154	192
Interest receivable	171	96
Total assets	208,214	99,397

Liabilities
Credit facility	45,000	27,800
Payable for investments purchased	120,324	42,426
Management fees payable	236	-
Interest payable	4	38
Incentive fees payable	69	-
Accounts payable and accrued expenses	386	349
Directors’ fees payable	23	19
Distributions payable	464	425
Total liabilities	166,506	71,057

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 3,782,214 shares authorized, 3,782,214 and 2,633,228 shares issued and outstanding, respectively	4	3
Paid-in-capital in excess of par value	40,778	28,049
Total distributable earnings	926	288
Total net assets	41,708	28,340

Total liabilities and net assets	$208,214	$99,397

Net asset value per share	$11.03	$10.76

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2021	Six months ended June 30, 2021

Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$899	$1,793
Other income	6	15
Total investment income	905	1,808

Expenses:
Management fees	451	740
Interest and debt financing expenses	273	511
Professional fees	139	298
Incentive fees	95	205
Offering costs - paid by Moelis Asset	39	99
Administration expenses	37	75
Directors’ fees	22	42
Custody fees	8	15
Organizational costs	-	36
Organizational costs - paid by Moelis Asset	-	24
Other general and administrative expenses	6	55
Total expenses	1,070	2,100
Less: management fees waived	(216)	(331)
Less: incentive fees waived	(70)	(135)
Net expenses	784	1,634
Net investment income	121	174

Realized and unrealized gain on investments:
Net realized gain on non-controlled/non-affiliate company investments	597	1,325
Net change in unrealized appreciation on non-controlled/non-affiliate company investments	37	40

Total net realized and unrealized gain on investments	634	1,365

Net increase in net assets resulting from operations	$755	$1,539

Per share data:
Net investment income per share - basic and diluted	$0.04	$0.06
Net increase in net assets resulting from operations per share - basic and diluted	$0.25	$0.54
Weighted average shares outstanding - basic and diluted	3,081	2,868

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2021	Six months ended June 30, 2021
Operations
Net investment income	$121	$174
Net realized gains	597	1,325
Net change in unrealized gains	37	40
Net increase in net assets resulting from operations	$755	$1,539

Distributions to Stockholders
Distributions of realized income	$(465)	$(901)

Capital Share Transactions
Issuance of common shares	11,808	12,608

Organizational and offering costs
Contributions for organizational and offering costs	$-	$36
Deferred offering costs	39	86
	$39	$122

Net Assets
Net increase in net assets during the period	$12,137	$13,368
Net assets at beginning of period	29,571	28,340
Net assets at end of period	$41,708	$41,708

Capital Share Activity
Issuance of common shares	1,076	1,149
Shares issued and outstanding at beginning of period	2,706	2,633
Shares issued and outstanding at end of period	3,782	3,782

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(unaudited)

(in thousands, except per share data)

Six months ended June 30, 2021

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,539

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(312,303)
Proceeds from sales of investments and paydowns	270,591
Payment in-kind interest income	(4)
Adjustment from Moelis Asset for organizational and offering costs	36
Amortization of premium/accretion of discount, net	(78)
Net realized gain on investments	(1,325)
Net change in unrealized appreciation on investments	(40)
Changes in operating assets and liabilities:
Receivable for investments sold	(65,913)
Prepaid expenses and other assets	38
Interest receivable	(75)
Payable for investments purchased	77,898
Management fees payable	236
Interest payable	(34)
Inventive fees payable	69
Accounts payable and accrued expenses	37
Directors’ fees payable	4
Net cash used in operating activities	(29,324)

Cash flows from financing activities:
Proceeds from issuance of common shares	12,608
Proceeds from issuance of debt	17,200
Payments of offering costs	86
Stockholder distributions paid	(862)
Net cash provided by financing activities	29,032

Net decrease in Cash	(292)
Cash, beginning of period	3,206
Cash, end of period	$2,914

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2021

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Non-controlled/NonAffiliate Investments
Term Floating Rate Loans - 266.0% of Shareholder’s Equity (4)
Aerospace & Defense
Amentum Holdings	2/1/2027	5.50%	L + 4.75%	0.75%	997	$979	$1,009	2.4%
Guidehouse	5/1/2025	4.10%	L + 4.00%	0.10%	995	991	999	2.4%
HDT Holdco, Inc.	6/30/2027	6.50%	L + 5.75%	0.75%	1,000	970	978	2.4%
MAG DS Corp	4/1/2027	6.50%	L + 5.50%	1.00%	992	948	974	2.3%
Peraton	2/1/2028	4.50%	L + 3.75%	0.75%	998	993	1,002	2.4%
Spirit Aerosystems Inc.	1/15/2025	6.00%	L + 5.25%	0.75%	498	495	502	1.2%
Total Aerospace & Defense						5,376	5,464	13.1%

Automotive
Adient US LLC	4/10/2028	3.60%	L + 3.50%	0.10%	500	499	501	1.2%
Autokiniton	4/6/2028	5.00%	L + 4.50%	0.50%	1,000	997	1,009	2.4%
Project Boost Purchaser, LLC	6/1/2026	4.00%	L + 3.50%	0.50%	1,000	997	1,000	2.4%
Total Automotive						2,493	2,510	6.0%

Banking, Finance, Insurance & Real Estate
Asurion, LLC (fka Asurion Corporation)	7/30/2027	3.25%	L + 3.25%	0.00%	997	991	987	2.3%
Baldwin Risk Partners, LLC	10/14/2027	4.00%	L + 3.50%	0.50%	995	980	996	2.4%
Broadstreet Partners, Inc.	1/27/2027	3.35%	L + 3.25%	0.10%	822	817	817	2.0%
DRW Holdings	2/24/2028	3.85%	L + 3.75%	0.10%	902	898	901	2.1%
FinCo I LLC	6/27/2025	2.61%	L + 2.50%	0.11%	496	496	495	1.2%
HIG Finance 2 Limited	11/12/2027	4.00%	L + 3.25%	0.75%	1,496	1,496	1,497	3.6%
Hudson River Trading	3/20/2028	3.10%	L + 3.00%	0.10%	997	988	996	2.4%
Russell Investments US Institutional Holdco, Inc.	5/30/2025	4.50%	L + 3.50%	1.00%	1,000	990	996	2.4%
Ryan Specialty Group LLC	9/1/2027	3.75%	L + 3.00%	0.75%	499	501	500	1.2%
Syncapay	12/10/2027	7.50%	L + 6.50%	1.00%	494	475	501	1.2%
Zebra Buyer LLC	4/21/2028	3.75%	L + 3.25%	0.50%	1,000	995	1,005	2.4%
Total Banking, Finance, Insurance & Real Estate						9,627	9,691	23.2%

Beverage, Food, & Tobacco
K-Mac Holdings Corp.	7/31/2028	4.25%	L + 3.75%	0.50%	1,000	995	1,003	2.4%
Total Beverage, Food, & Tobacco						995	1,003	2.4%

Capital Equipment
American Trailer World	3/3/2028	4.50%	L + 3.75%	0.75%	1,000	1,001	1,000	2.4%
Energy Acquisition LP (aka Electrical Components International)	6/26/2025	4.35%	L + 4.25%	0.10%	1,175	1,156	1,163	2.8%
Madison IAQ LLC	6/21/2028	3.75%	L + 3.25%	0.50%	1,000	995	1,002	2.4%
Mirion Technologies	3/6/2026	4.20%	L + 4.00%	0.20%	992	986	995	2.4%
Total Capital Equipment						4,138	4,160	10.0%

Chemicals, Plastics, & Rubber
DuBois Chemicals	9/30/2026	4.60%	L + 4.50%	0.10%	997	995	1,000	2.4%
Sparta U.S. HoldCo LLC	4/28/2028	4.25%	L + 3.50%	0.75%	500	497	501	1.2%
Total Chemicals, Plastics, & Rubber						1,492	1,501	3.6%

Construction & Building
Janus International Group, LLC	2/12/2025	4.25%	L + 3.25%	1.00%	900	903	902	2.2%
QUIKRETE Holdings, Inc.	2/21/2028	3.10%	L + 3.00%	0.10%	1,500	1,489	1,491	3.5%
Total Construction & Building						2,392	2,393	5.7%

Consumer Goods: Durable
Mannington Mills, Inc.	8/6/2026	3.90%	L + 3.75%	0.15%	439	439	439	1.1%
Total Consumer Goods: Durable						439	439	1.1%

Consumer Goods: Non-Durable
Conair Holdings LLC	5/17/2028	4.25%	L + 3.75%	0.50%	750	746	752	1.8%
Total Consumer Goods: Non-Durable						746	752	1.8%

Containers, Packaging & Glass
Canister International Group Inc.	12/21/2026	4.85%	L + 4.75%	0.10%	496	494	498	1.2%
Logoplaste Parent S.A.R.L. (5)	4/21/2028	4.75%	L + 4.25%	0.50%	106	106	107	0.3%
Plaze, Inc.	8/3/2026	4.50%	L + 3.75%	0.75%	993	980	995	2.4%
Sabert Corp	12/10/2026	5.50%	L + 4.50%	1.00%	727	722	728	1.7%
Technimark LLC	7/31/2028	4.25%	L + 3.75%	0.50%	500	498	505	1.2%
Total Containers, Packaging & Glass						2,800	2,833	6.8%

Energy: Electricity
Astoria Energy	12/10/2027	4.50%	L + 3.50%	1.00%	991	986	991	2.4%
Hamilton Projects Acquiror LLC	6/17/2027	5.75%	L + 4.75%	1.00%	990	970	983	2.3%
Total Energy: Electricity						1,956	1,974	4.7%

Energy: Oil & Gas
AL NGPL Holdings, LLC	4/14/2028	4.75%	L + 3.75%	1.00%	750	756	756	1.8%
ChampionX Holding Inc.	6/3/2027	6.00%	L + 5.00%	1.00%	950	942	971	2.3%
CQP Holdco LP (aka BIP-V CHIN)	6/5/2028	4.25%	L + 3.75%	0.50%	1,000	995	997	2.4%
Lucid Energy Group II Borrower, LLC	2/18/2025	4.00%	L + 3.00%	1.00%	499	496	495	1.2%
Navitas Midstream Midland Basin, LLC	12/13/2024	5.50%	L + 4.50%	1.00%	499	501	501	1.2%
Prairie ECI Acquiror LP	3/11/2026	4.85%	L + 4.75%	0.10%	500	489	488	1.2%
Total Energy: Oil & Gas						4,179	4,208	10.1%

Forest Products & Paper
Neenah, Inc.	4/6/2028	3.50%	L + 3.00%	0.50%	1,000	995	1,001	2.4%
Schweitzer-Mauduit	4/20/2028	4.50%	L + 3.75%	0.75%	1,000	990	990	2.4%
Total Forest Products & Paper						1,985	1,991	4.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments (continued)

June 30, 2021

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Healthcare & Pharmaceuticals
ADMI Corp. (aka Aspen Dental)	12/23/2027	4.25%	L + 3.75%	0.50%	1,232	1,226	1,232	3.0%
Alliance HealthCare Services, Inc.	10/24/2023	5.50%	L + 4.50%	1.00%	493	471	490	1.2%
Alvogen Pharma US, Inc.	4/4/2022	5.75%	L + 4.75%	1.00%	493	488	488	1.2%
ANI Pharmaceuticals, Inc.	5/24/2027	6.75%	L + 6.00%	0.75%	500	490	494	1.2%
Aveanna Healthcare LLC	6/30/2028	4.25%	L + 3.75%	0.50%	406	404	405	1.0%
Aveanna Healthcare LLC	6/30/2028	4.25%	L + 3.75%	0.50%	94	94	94	0.2%
Bayou Intermediate II, LLC	5/15/2028	5.25%	L + 4.50%	0.75%	1,000	995	1,004	2.4%
CCRR Parent	3/6/2028	5.00%	L + 4.25%	0.75%	997	993	1,005	2.4%
FC Compassus	12/31/2026	5.00%	L + 4.25%	0.75%	995	993	1,002	2.4%
Global Medical Response, Inc.	10/2/2025	5.75%	L + 4.75%	1.00%	497	489	500	1.2%
Golden State Medical Supply	6/22/2026	5.50%	L + 4.75%	0.75%	995	986	995	2.4%
HAH Group Holding	10/29/2027	6.00%	L + 5.00%	1.00%	112	(2)	1	0.0%
HAH Group Holding	10/29/2027	6.00%	L + 5.00%	1.00%	886	874	890	2.1%
ICON Luxembourg S.A.R.L.	6/19/2028	3.00%	L + 2.50%	0.50%	199	198	200	0.5%
ICON Luxembourg S.A.R.L.	6/16/2028	3.00%	L + 2.50%	0.50%	801	797	803	1.9%
Onex TSG	2/28/2028	5.50%	L + 4.75%	0.75%	1,000	981	1,009	2.4%
PDS Holdco Inc.	6/30/2023	6.25%	L + 5.25%	1.00%	997	995	1,000	2.4%
Phoenix Guarantor Inc. (aka Brightspring)	3/5/2026	3.60%	L + 3.50%	0.10%	1,496	1,490	1,489	3.6%
Revspring	10/10/2025	4.10%	L + 4.00%	0.10%	518	515	517	1.2%
SCP Eye Care	3/16/2028	5.25%	L + 4.50%	0.75%	148	-	-	0.0%
SCP Eye Care	3/16/2028	5.25%	L + 4.50%	0.75%	852	850	853	2.0%
Signify Health, LLC	6/16/2028	3.75%	L + 3.25%	0.50%	1,000	995	1,001	2.4%
TTF Holdings	3/31/2028	5.00%	L + 4.25%	0.75%	750	745	751	1.8%
Zotec Partners, LLC	2/14/2024	4.75%	L + 3.75%	1.00%	499	501	500	1.2%
Total Healthcare & Pharmaceuticals						16,568	16,723	40.1%

High Tech Industries
Flexera Software	3/3/2028	4.50%	L + 3.75%	0.75%	995	993	998	2.4%
Ingram Micro Inc.	6/30/2028	4.00%	L + 3.50%	0.50%	1,000	990	1,003	2.4%
LogMeIn, Inc.	8/31/2027	4.85%	L + 4.75%	0.10%	995	973	995	2.4%
PointClickCare Technologies	12/29/2027	3.75%	L + 3.00%	0.75%	998	993	998	2.4%
Tenable Holdings, Inc.	7/7/2028	3.25%	L + 2.75%	0.50%	1,000	998	1,001	2.4%
UKG Inc.	5/4/2026	4.00%	L + 3.25%	0.75%	499	501	500	1.2%
Ultra Clean	8/27/2025	3.85%	L + 3.75%	0.10%	474	472	475	1.1%
Verifone	8/20/2025	4.15%	L + 4.00%	0.15%	1,495	1,474	1,472	3.5%
Vision Solutions, Inc. (Precisely Software Incorporated)	4/24/2028	5.00%	L + 4.25%	0.75%	1,500	1,493	1,501	3.6%
Watlow Electric Manufacturing	3/2/2028	4.50%	L + 4.00%	0.50%	349	347	351	0.9%
Total High Tech Industries						9,234	9,294	22.3%

Hotel, Gaming & Leisure
Sabre GLBL	12/17/2027	4.75%	L + 4.00%	0.75%	746	739	752	1.8%
United Airlines, Inc.	4/21/2028	4.50%	L + 3.75%	0.75%	998	993	1,012	2.4%
Total Hotel, Gaming & Leisure						1,732	1,764	4.2%

Media: Advertising, Printing & Publishing
Thryv Holdings Inc	3/2/2026	9.50%	L + 8.50%	1.00%	437	425	444	1.1%
Total Media: Advertising, Printing & Publishing						425	444	1.1%

Media: Broadcasting & Subscription
Cable One, Inc.	5/3/2028	2.10%	L + 2.00%	0.10%	2,000	2,000	1,996	4.8%
The E.W. Scripps Company	1/7/2028	3.75%	L + 3.00%	0.75%	499	500	499	1.2%
LCPR Loan Financing LLC	10/16/2028	3.85%	L + 3.75%	0.10%	500	502	502	1.2%
Terrier Media	12/17/2026	3.60%	L + 3.50%	0.10%	1,491	1,472	1,486	3.5%
Univision Communications Inc.	3/13/2026	4.75%	L + 3.75%	1.00%	491	466	493	1.2%
Univision Communications Inc.	12/31/2028	4.00%	L + 3.25%	0.75%	750	753	748	1.8%
UPC Financing Partnership	1/31/2029	3.10%	L + 3.00%	0.10%	1,000	990	995	2.4%
Total Media: Broadcasting & Subscription						6,683	6,719	16.1%

Metals & Mining
U.S. Silica Company	5/1/2025	5.00%	L + 4.00%	1.00%	499	477	478	1.1%
Total Metals & Mining						477	478	1.1%

Retail
Apro, LLC (aka United Pacific)	11/14/2026	4.50%	L + 3.75%	0.75%	1,347	1,337	1,347	3.2%
EG Group (6)	3/31/2026	4.75%	L + 4.25%	0.50%	998	990	1,000	2.4%
Great Outdoors Group	3/6/2028	5.00%	L + 4.25%	0.75%	995	990	1,001	2.4%
Jo-Ann Stores, LLC	7/7/2028	5.50%	L + 4.75%	0.75%	500	497	500	1.2%
Rent-A-Center	2/17/2028	4.75%	L + 4.00%	0.75%	590	587	592	1.4%
Vestcom	12/19/2023	5.00%	L + 4.00%	1.00%	901	897	898	2.2%
Total Retail						5,298	5,338	12.8%

Services: Business
Access CIG, LLC	2/27/2025	3.85%	L + 3.75%	0.10%	499	497	496	1.2%
Ahead DB Holdings, LLC	10/18/2027	4.50%	L + 3.75%	0.75%	1,000	1,000	1,003	2.4%
Artera Services, LLC	3/6/2025	4.50%	L + 3.50%	1.00%	1,000	992	998	2.4%
Atlas CC Acquisition Corp.	5/25/2028	5.00%	L + 4.25%	0.75%	831	823	835	2.0%
Atlas CC Acquisition Corp.	5/25/2028	5.00%	L + 4.25%	0.75%	169	167	170	0.4%
GI Consilio Parent LLC	5/12/2028	4.50%	L + 4.00%	0.50%	750	743	750	1.8%
Mermaid Bidco	12/22/2027	5.00%	L + 4.25%	0.75%	499	497	501	1.2%
Nexus Buyer	11/9/2026	3.85%	L + 3.75%	0.10%	1,491	1,484	1,490	3.6%
Nielsen Consumer	3/6/2028	4.10%	L + 4.00%	0.10%	499	496	500	1.2%
Nuvei Technologies Corp. (7)	9/29/2025	3.25%	L + 2.50%	0.75%	1,000	997	1,006	2.4%
Phoenix Services International LLC	3/3/2025	4.75%	L + 3.75%	1.00%	997	994	997	2.4%
Pitney Bowes	3/17/2028	4.10%	L + 4.00%	0.10%	998	988	998	2.4%
Presidio Holdings Inc.	1/22/2027	3.60%	L + 3.50%	0.10%	1,010	1,011	1,011	2.4%
Rocket Software, Inc.	11/28/2025	4.35%	L + 4.25%	0.10%	387	383	380	0.9%
Rocket Software, Inc.	11/28/2025	4.75%	L + 4.25%	0.50%	110	107	108	0.2%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	12/31/2025	3.35%	L + 3.25%	0.10%	997	990	988	2.4%
Total Services: Business						12,169	12,231	29.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments (continued)

June 30, 2021

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Services: Consumer
Cimpress plc	5/17/2028	4.00%	L + 3.50%	0.50%	1,000	990	998	2.4%
Herschend Entertainment Co LLC	8/19/2025	6.75%	L + 5.75%	1.00%	496	479	501	1.2%
Red Ventures	11/8/2024	4.25%	L + 3.50%	0.75%	995	978	995	2.4%
St. George’s University Scholastic Services LLC	6/29/2028	3.75%	L + 3.25%	0.50%	625	622	624	1.5%
ThoughtWorks, Inc.	3/24/2028	3.75%	L + 3.25%	0.50%	499	500	500	1.2%
WW International, Inc.	4/13/2028	4.00%	L + 3.50%	0.50%	1,000	995	1,004	2.4%
Total Services: Consumer						4,564	4,622	11.1%

Telecommunications
Avaya	12/15/2027	4.35%	L + 4.25%	0.10%	850	838	854	2.0%
CCI Buyer	12/17/2027	4.75%	L + 4.00%	0.75%	997	988	1,000	2.4%
ConvergeOne Holdings, Corp.	1/4/2026	5.10%	L + 5.00%	0.10%	1,496	1,469	1,484	3.6%
GTT Communications	12/28/2021	6.00%	L + 5.00%	1.00%	573	573	583	1.4%
Mavenir	5/8/2025	7.00%	L + 6.00%	1.00%	1,242	1,241	1,246	3.0%
Plantronics, Inc.	7/2/2025	2.60%	L + 2.50%	0.10%	1,000	986	984	2.3%
Syniverse Holdings	3/9/2023	6.00%	L + 5.00%	1.00%	497	490	494	1.2%
Zacapa S.A R.L. (5)	7/2/2025	4.60%	L + 4.50%	0.10%	997	995	1,002	2.4%
Zayo Group Holdings, Inc.	3/9/2027	3.10%	L + 3.00%	0.10%	1,000	995	991	2.4%
Total Telecommunications						8,575	8,638	20.7%

Transportation: Cargo
Daseke	3/9/2028	4.75%	L + 4.00%	0.75%	997	993	999	2.4%
PS Holdco	3/13/2025	5.50%	L + 4.50%	1.00%	418	399	415	1.0%
Wabash National Corporation	9/28/2027	4.00%	L + 3.25%	0.75%	879	882	880	2.1%
Total Transportation: Cargo						2,274	2,294	5.5%

Transportation: Consumer
Avolon	12/1/2027	3.25%	L + 2.50%	0.75%	995	986	996	2.4%
Railworks	12/14/2027	6.50%	L + 5.50%	1.00%	455	448	458	1.1%
Total Transportation: Consumer						1,434	1,454	3.5%

Utilities: Electric
PG&E Corporation	6/23/2025	3.50%	L + 3.00%	0.50%	495	492	489	1.2%
Tiger Acquisition, LLC	6/1/2028	3.75%	L + 3.25%	0.50%	750	743	749	1.8%
Total Utilities: Electric						1,235	1,238	3.0%

Wholesale
United Natural Foods	10/22/2025	3.60%	L + 3.50%	0.10%	788	778	789	1.9%
Total Wholesale						778	789	1.9%

Total Term Floating Rate Loans						110,064	110,945	266.0%

Equity Securities - 0.1% of Shareholder’s Equity (4)
Banking, Finance, Insurance & Real Estate
Alliance Healthcare Services, Inc. (warrant to purchase up to 1.7% of the equity)	-	-	-	-	-	10	25	0.1%
Total Banking, Finance, Insurance & Real Estate						10	25	0.1%

Total Equity Securities						10	25	0.1%

Total Non-controlled/Non-Affiliate Investments						$110,074	$110,970	266.1%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.

(3)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2021. As of June 30, 2021, rates for 1M L, 2M L, 3M L and 6M L are 0.10%, 0.13%, 0.15%, and 0.16% respectively.

(4)	Percentages are based on net assets of $41,708 as of June 30, 2021.

(5)	This loan is a Luxembourg company.

(6)	This loan is a United Kingdom company.

(7)	This loan is a Canadian company.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation
Consolidated Schedule of Investments
As of December 31, 2020
(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Non-controlled/NonAffiliate Investments
Term Floating Rate Loans - 239.3% of Shareholder’s Equity (4)
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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three and six months ended June 30, 2021, there were no loans in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of June 30, 2021 and December 31, 2020, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of June 30, 2021 and December 31, 2020, all of our investments were Non-Control/Non-Affiliate investments.

Valuation of Investments - We value our investments in accordance with the 1940 Act and ASC Topic 820 – Fair Value Measurement and Disclosures, (“ASC Topic 820”) as determined in good faith by our Board. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the accompanying Consolidated Statement of Operations as “net change in unrealized appreciation on non-controlled/non-affiliate company investments.” Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Publicly-traded investments in active markets are reported at the market closing price.

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

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the three and six months ended June 30, 2021, there were no transfers between levels.

Income Taxes - For the three and six months ended June 30, 2021, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC Topic 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. There were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the period presented herein. The Company’s determinations regarding ASC Topic 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

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

Base Management Fee

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. For each the quarter, the base management fee was calculated based on the average of our gross assets as of such quarter-end. The base management fee for any partial quarter is pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

Gross management fees for the three and six months ended June 30, 2021 were $451 thousand and $740 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. Net management fees for the three and six months ended June 30, 2021 were $235 thousand and $409 thousand.

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

For the three and six months ended June 30, 2021, the Company waived a portion of the capital Incentive Fee to pay the 6% priority dividend. Gross Capital Incentive Fees were $95 thousand and $205 thousand, respectively after the waiver the net capital Incentive Fee was $25 thousand and $70 thousand, respectively.

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

Related Party Transactions

During the period July 1, 2020 through December 31, 2020, affiliates of the Company contributed $21.5 million of cash and $2.9 million of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with FASB No.116 – Accounting for Contributions Received and Contributions Made. As of June 30, 2021, affiliates owned approximately 61% of the Company representing approximately $25.6 million of the Company’s net assets. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25.0 million of the Company’s net assets.

For the three months ended June 30, 2021, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the six months ended June 30, 2021, Moelis Asset contributed $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2021 and the period July 1, 2020 (commencement of operations) to December 31, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company began accruing directors’ compensation for the three independent directors in accordance with the governing documents. For the three and six months ended June 30, 2021, the Company incurred $22 thousand and $42 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of June 30, 2021:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Term Loans	$110,945	$-	$110,945	$-
Equity	25	-	25	-
Total Investments	$110,970	$-	$110,970	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2020:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Term Loans	$67,811	$-	$67,811	$-
Total Investments	$67,811	$-	$67,811	$-

Due to the uncertainty relating to London Interbank Offered Rate (“LIBOR”), we are monitoring potential changes that may adversely affect the market for and the valuation of LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Numerator - net earnings	$755	$1,539
Denominator - weighted average shares	3,081	2,868
Net earnings per share	$0.25	$0.54

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

During the three and six months ended June 30, 2021, the Company also issued 1,075,821 shares and 1,148,986 shares, with an aggregate value of $11.8 million and $12.6 million, respectively.

As of June 30, 2021, the registrant had 3,782,214 shares of common stock, $0.001 par value per share, outstanding. As of December 31, 2020, the Company issued 2,633,228 shares at a par value of $0.001 per share, outstanding.

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

On April 29, 2021, Funding I executed an amendment to the BNP Credit Facility. The amendment solidified the LIBOR transition to Secured Overnight Financing Rate (“SOFR”) for the planned discontinuation of LIBOR. The amendment also increased the Individual Lender Maximum Facility Amount from $45.0 million to $80.0 million.

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

As of June 30, 2021 and December 31, 2020, there was $45.0 million and $27.8 million outstanding, respectively, and $25.4 million and $17.2 million available, respectively, to be drawn under the BNP Credit Facility. As of June 30, 2021 and December 31, 2020, the BNP Credit Facility had a fair value of $45.0 million and $27.8 million, respectively and a weighted average interest rate of 1.95% and 1.99%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of June 30, 2021 and December 31, 2020, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three and six months ended June 30, 2021, we incurred interest expense of $0.2 million and $0.5 million on the BNP Credit Facility, respectively. The average debt outstanding for the three and six months ended June 30, 2021 was $45.0 million and $43.4 million, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of June 30, 2021 and December 31, 2020, the Company had unfunded commitments of $1.3 million and $0.4 million, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of June 30, 2021. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

Six months ended June 30, 2021
Per share data:
Net asset value at beginning of period	$10.76
Net investment income (1)	0.06
Net realized gain (1)	0.46
Net change in unrealized appreciation (1)	0.02 (2)
Net increase in net assets resulting from operations (1)	0.54
Stockholder distributions from income (3)	(0.33)
Issuance of common shares	-
Other (4)	0.06
Net asset value at end of period	$11.03

Net assets at end of period	$41,708
Shares outstanding at end of period	3,782,214
Total return (3)	5.62%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers to average net assets (5)	11.64%
Ratio of net expenses including waivers to average net assets (5)	10.24%
Ratio of net investment income to average net assets (5)	0.74%

Portfolio turnover (6)	324.9%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Amount less than $0.00 per share.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(4)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5)	Ratios are annualized.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On July 2, 2021, the Company issued and sold 33,155 shares of its common stock to certain investors for an aggregate offering price of $0.4 million. On July 16, 2021, the Company issued and sold 58,735 shares of its common stock to certain investors for an aggregate offering price of $0.6 million. Additionally, on August 6, 2021, the Company issued and sold 66,097 shares of its common stock to certain investors for an aggregate offering price of $0.7 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Current Market Conditions

The loan market exhibited another strong quarter amid the economic recovery from the COVID-19 pandemic, with the average bid price of the Credit Suisse Leveraged Loan Index advancing 50 basis points during the quarter to 97.96.  Robust M&A activity drove elevated new issuance volumes for the quarter, which was met with near record demand principally from CLO new issuance and steady inflows from retail investors.

Rating agency upgrades continued to outpace downgrades in the quarter.  Furthermore, the trailing twelve month default rate for the market ended at 1.8% for the quarter, according to Fitch Ratings.  A benign default environment is largely expected for 2021, with Fitch Ratings recently lowering their year-end default rate forecast to 1.5%.  However, the COVID-19 Delta variant remains a developing risk factor.

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

Portfolio and Investment Activity

As of June 30, 2021, our portfolio had a fair market value of approximately $111.0 million, a cost basis of approximately $110.1 million and was comprised of leveraged loans, measured at fair value. Our loan portfolio consisted of 137 investments in 27 industries. The following table depicts a summary of the portfolio as of June 30, 2021 (in thousands):

Investments
Cost	$110,074
Cumulative Net Unrealized Appreciation	896
Fair Value	$110,970
Yield at Cost	4.48%

As of December 31, 2020, our portfolio had a fair market value of approximately $67.8 million, a cost basis of approximately $67.0 million and was comprised of leveraged loans, measured at fair value. Our loan portfolio consisted of 84 investments in 24 industries. The following table depicts a summary of the portfolio as of December 31, 2020 (in thousands):

Investments
Cost	$66,956
Cumulative Net Unrealized Appreciation	855
Fair Value	$67,811
Yield at Cost	4.82%

As of June 30, 2021, 100.0% of the investments in the portfolio bore interest at floating rates, with 69.7% of our loan portfolio (at fair value) and 69.5% of our loan portfolio (at cost) having an interest rate floor above 0.0%. The composition of our floating rate loan portfolio by interest rate floor as of June 30, 2021, was as follows (in thousands):

	June 30, 2021
Interest Rate Floor	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	$33,664	30.35%	$33,526	30.47%
0.50%	21,689	19.55%	21,530	19.56%
0.75%	34,920	31.48%	34,622	31.46%
1.00%	20,672	18.63%	20,386	18.52%
	$110,945	100.00%	$110,064	100.00%

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

The portfolio is actively managed, with a turnover ratio of 324.9% for the six months ended June 30, 2021, our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. We do not expect to maintain this level of turnover ratio as this level is inflated due to the ramping of the portfolio and fundraising. However, this high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The average yield for the six months ended June 30, 2021 on the investment was 4.44%. The following tables depict the portfolio activity (in thousands):

	Three months ended June 30, 2021	Six months ended June 30, 2021
Fair Value, Beginning	$71,106	$67,811
Purchases	182,071	312,303
Sales and Repayments	(142,876)	(270,591)
Payment in-kind interest income	3	4
Non-cash income accrual	32	78
Net realized gains	597	1,325
Net unrealized appreciation	37	40
Fair Value, Ending	$110,970	$110,970

	Three months ended June 30, 2021	Six months ended June 30, 2021
Portfolio Companies, Beginning	89	84
Purchases (new)	133	227
Purchases (add-on to existing)	19	28
Complete exit	(85)	(174)
Fair Value, Ending	137	137

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $0.8 million at fair value, or 0.7% of the total portfolio, as of the six months ended June 30, 2021. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total loans as of June 30, 2021:

As of June 30, 2021
Healthcare & Pharmaceuticals	15.1%
Services: Business	11.0%
Banking, Finance, Insurance & Real Estate	8.8%
High Tech Industries	8.4%
Telecommunications	7.8%
Media: Broadcasting & Subscription	6.1%
Aerospace & Defense	4.9%
Retail	4.8%
Energy: Oil & Gas	3.8%
Capital Equipment	3.7%
Services: Consumer	3.7%
Containers: Packaging & Glass	2.5%
Automotive	2.2%
Construction & Building	2.2%
Transportation: Cargo	2.1%
Hotel, Gaming & Leisure	2.0%
Forest Products & Paper	1.8%
Energy: Electricity	1.8%
Chemicals, Plastics, & Rubber	1.4%
Transportation: Consumer	1.3%
Utilities: Electric	1.1%
Beverage, Food, & Tobacco	0.9%
Wholesale	0.7%
Consumer Goods: Non-Durable	0.7%
Metals & Mining	0.4%
Media: Advertising, Printing & Publishing	0.4%
Consumer Goods: Durable	0.4%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $0.8 million at fair value, or 1.2% of the total portfolio, as of December 31, 2020. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2020:

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
100.0%

Results of Operations

Operating results were as follows (in thousands):

For the Three months ended June 30, 2021
Investment income:
Interest income	$899
Other income	6
Total investment income	905

Expenses:

Management fees	451
Interest and debt financing expenses	273
Professional fees	139
Incentive fees	95
Offering costs – paid by Moelis Asset	39
Administration expenses	37
Directors’ fees	22
Custody fees	8
Other general and administrative expenses	6
Organizational costs	-
Organizational costs – paid by Moelis Asset	-
Total expenses	1,070
Less: management fees waived	(216)
Less: incentive fees waived	(70)
Net expenses	784
Net investment income	121
Net realized gain on investments	597
Net unrealized appreciation on investments	37
Net realized and unrealized gain on investments	634
Net increase in net assets	$755

For the Six months ended June 30, 2021
Investment income:
Interest income	$1,793
Other income	15
Total investment income	1,808

Expenses:

Management fees	740
Interest and debt financing expenses	511
Professional fees	298
Incentive fees	205
Offering costs – paid by Moelis Asset	99
Administration expenses	75
Organizational costs	36
Organizational costs – paid by Moelis Asset	24
Directors’ fees	42
Custody fees	15
Other general and administrative expenses	55
Total expenses	2,100
Less: management fees waived	(331)
Less: incentive fees waived	(135)
Net expenses	1,634
Net investment income	174
Net realized gain on investments	1,325
Net unrealized appreciation on investments	40
Net realized and unrealized gain on investments	1,365
Net increase in net assets	$1,539

Investment Income

Investment income for the three and six months ended June 30, 2021 of approximately $0.9 million and $1.8 million is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received.

Total Expenses

Total expenses for the three and six months ended June 30, 2021 of approximately $1.1 million and $2.1 million include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis. Moelis Asset, parent of the Investment Advisor paid approximately $36 thousand of organizational and offering costs incurred by the Company related to the formation of the entity, Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the three and six months ended June 20, 2021, the Investment Advisor waived $0.3 million and $0.5 million of management and incentive fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2021 of approximately $1.1 million to $0.8 million and $2.1 million to $1.6 million.

Net Realized Gain on Investments

Sales and repayments of investments during the three and six months ended June 30, 2021 totaled approximately $142.9 million and $270.6 million resulting in net realized gains of approximately $0.6 million and $1.3 million, respectively.

Net Unrealized Appreciation on Investments

Unrealized appreciation during the three and six months ended June 30, 2021 totaled approximately $37 thousand and $40 thousand, respectively, reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and six months ended June 30, 2021, the Company issued and sold 1,075,821 shares and 1,148,986 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $11.8 million and $12.6 million, respectively. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of June 30, 2021, the Company issued 3,782,214 shares of Common Stock.

Borrowings

On October 13, 2020, we entered into a $45.0 million credit facility with BNP Paribas as lender and administrative agent. During the BNP Credit Facility’s revolving period, it bears interest at London Interbank Offered Rate, or LIBOR, plus 175 basis points. The BNP Credit Facility is secured by all of the assets held by Steele Creek Capital Funding I. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the three and six months ended June 30, 2021, we had an average of $45.0 million and $43.4 million outstanding under the BNP Credit Facility. For the period October 13, 2020 through December 31, 2020, we had an average of $8.6 million outstanding under the BNP Credit Facility.

On April 29, 2021, Funding I executed an amendment to the BNP Credit Facility. The amendment solidified the LIBOR transition to Secured Overnight Financing Rate (“SOFR”) for the planned discontinuation of LIBOR. The amendment also increased the Individual Lender Maximum Facility Amount from $45.0 million to $80.0 million.

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

As of June 30, 2021 and December 31, 2020, the Company had total senior securities of $45.0 million and $27.8 million, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 192.7% and 201.9%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below.

Level 1 – Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 – Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

Level 3 – Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

Expenses

For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $1.1 million and $2.1 million, respectively, primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2021, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of June 30, 2021 and December 31, 2020 the Company had unfunded commitments of $1.3 million and $0.4 million, respectively.

The following table reflects information pertaining to our principal debt outstanding under the Credit Facility:

	Debt Outstanding as of June 30, 2021	Weighted average debt outstanding for the six months ended June 30, 2021	Debt Outstanding as of December 31, 2020	Weighted average debt outstanding for the period October 13, 2020 through December 31, 2020
Credit Facility	$45,000	$43,389	$27,800	$8,624

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2021, we had a total of $1.3 million in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded. As of December 31, 2020, we had a total of $0.4 million in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

During the period July 1, 2020 through December 31, 2020, affiliates of the Company contributed $21.5 million of cash and $2.9 million of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with FASB No.116 – Accounting for Contributions Received and Contributions Made. As of June 30, 2021, affiliates owned approximately 61% of the Company representing approximately $25.6 million of the Company’s net assets. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25.0 million of the Company’s net assets.

For the three months ended June 30, 2021, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the six months ended June 30, 2021, Moelis Asset contributed $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2021 and the period July 1, 2020 (commencement of operations) to December 31, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company began accruing directors’ compensation for the three independent directors in accordance with the governing documents. For the three and six months ended June 30, 2021, the Company incurred $22 thousand and $42 thousand in directors’ fees expense, respectively.

Organizational and Offering Expenses

For the three and six months ended June 30, 2021, the Company incurred $39 thousand and $159 thousand of organizational and offering costs, respectively. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period. Moelis Asset, parent of the Investment Advisor, paid approximately $39 thousand and $123 thousand of organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset incurred these expenses and they will not be charged back to the Company.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Investment Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for a two-year term, under which the Investment Advisor, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. Net management fees for the three and six months ended June 30, 2021 were $235 thousand and $409 thousand, respectively. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On July 2, 2021, the Company issued and sold 33,155 shares of its common stock to certain investors for an aggregate offering price of $0.4 million. On July 16, 2021, the Company issued and sold 58,735 shares of its common stock to certain investors for an aggregate offering price of $0.6 million. Additionally, on August 6, 2021, the Company issued and sold 66,097 shares of its common stock to certain investors for an aggregate offering price of $0.7 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of June 30, 2021, 100% of our loan portfolio bore interest at floating rates with 69.7% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the consolidated statement of assets and liabilities as of the three and six months ended June 30, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	For the six months ended June 30, 2021
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$5,755	$(1,343)	$4,412
Up 200 basis points	3,512	(893)	2,619
Up 100 basis points	1,270	(443)	827

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended June 30, 2021, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Index

3.1	Form of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.1*	First Amendment to the Credit Agreement with BNP Paribas

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: August 13, 2021	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: August 13, 2021	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)