Form 10-Q
period 2021-09-30
Steele Creek Capital Corp
filed 2021-11-12
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 4,240,708 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Consolidated Financial Statements	1

	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (unaudited) and December 31, 2020	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and the Period July 1, 2020 (Commencement of Operations) through September 30, 2020 (unaudited)	2

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2021 and the Period July 1, 2020 (Commencement of Operations) through September 30, 2020 (unaudited)	3

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and the Period July 1, 2020 (Commencement of Operations) through September 30, 2020 (unaudited)	4

	Consolidated Schedules of Investments as of September 30, 2021 (unaudited) and December 31, 2020	5

	Notes to Consolidated Financial Statements (unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION		43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Signatures		45

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $107,169 and $66,956, respectively)	$107,943	$67,811
Cash	4,148	3,206
Receivable for investments sold	105,168	28,092
Prepaid expenses and other assets	133	192
Interest receivable	325	96
Total assets	$217,717	$99,397

Liabilities
Credit facility	67,350	27,800
Payable for investments purchased	104,419	42,426
Management fees payable	274	-
Interest payable	114	38
Incentive fees payable	271	-
Accounts payable and accrued expenses	530	349
Directors' fees payable	20	19
Distributions payable	653	425
Total liabilities	173,631	71,057

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 4,001,831 shares authorized, 4,001,831 and 2,633,228 shares issued and outstanding, respectively	$4	$3
Paid-in-capital in excess of par value	43,208	28,049
Total distributable earnings	874	288
Total net assets	$44,086	$28,340

Total liabilities and net assets	$217,717	$99,397

Net asset value per share	$11.02	$10.76

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2021	Nine months ended September 30, 2021	For the period from July 1, 2020 (commencement of operations) through September 30, 2020

Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$1,280	$3,074	$211
Other income	-	14	11
Total investment income	1,280	3,088	222

Expenses:
Management fees	533	1,272	-
Interest and debt financing expenses	339	850	-
Professional fees	103	401	106
Incentive fees	66	271	-
Offering costs - paid by Moelis Asset	12	111	-
Administration expenses	38	113	3
Directors’ fees	18	60	-
Custody fees	8	23	8
Organizational costs	-	37	-
Organizational costs - paid by Moelis Asset	-	24	-
Other general and administrative expenses	130	184	3
Total expenses	1,247	3,346	120
Less: management fees waived	(259)	(590)	-
Incentive fees waiver reversal	135	-	-
Net expenses	1,123	2,756	120
Net investment income	157	332	102

Realized and unrealized gain on investments:
Net realized gain on non-controlled/non-affiliate company investments	562	1,887	214
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliate company investments	(121)	(81)	343

Total net realized and unrealized gain on investments	441	1,806	557

Net increase in net assets resulting from operations	$598	$2,138	$659

Per share data:
Net investment income per share - basic and diluted	$0.04	$0.10	$0.06
Net increase in net assets resulting from operations per share - basic and diluted	$0.15	$0.66	$0.42
Weighted average shares outstanding - basic and diluted	3,929	3,225	1,568

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	The three months ended September 30, 2021	The nine months ended September 30, 2021	For the period from July 1, 2020 (commencement of operations) through September 30, 2020
Operations
Net investment income	$157	$332	$102
Net realized gains on investments	562	1,887	214
Net change in unrealized gains on investments	(121)	(81)	343
Net increase in net assets resulting from operations	598	2,138	659

Distributions to Stockholders
Distributions of realized income	(652)	(1,552)	-

Capital Share Transactions
Issuance of common shares	2,419	15,026	23,358

Organizational and offering costs
Contributions for organizational and offering costs	-	36	-
Deferred offering costs	13	98	-
	13	134	-

Net Assets
Net increase in net assets during the period	2,378	15,746	24,017
Net assets at beginning of period	41,708	28,340	-
Net assets at end of period	$44,086	$44,086	$24,017

Capital Share Activity
Issuance of common shares	220	1,369	2,283
Shares issued and outstanding at beginning of period	3,782	2,633	-
Shares issued and outstanding at end of period	4,002	4,002	2,283

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(unaudited)

(in thousands, except per share data)

	Nine months ended September 30, 2021	For the period from July 1, 2020 (commencement of operations) through September 30, 2020

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,138	$659

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(467,840)	(69,071)
Proceeds from sales of investments and paydowns	429,632	45,807
Payment in-kind interest income	(6)	-
Adjustment from Moelis Asset for organizational and offering costs	36	-
Amortization of premium/accretion of discount, net	(112)	(46)
Net realized gain on investments	(1,887)	(214)
Net change in unrealized appreciation on investments	81	(343)
Changes in operating assets and liabilities:
Receivable for investments sold	(77,076)	(23,241)
Prepaid expenses and other assets	60	-
Interest receivable	(229)	(32)
Payable for investments purchased	61,993	29,608
Management fees payable	274	-
Interest payable	76	-
Inventive fees payable	271	-
Accounts payable and accrued expenses	182	56
Directors’ fees payable	1	-
Net cash used in operating activities	(52,406)	(16,817)

Cash flows from financing activities:
Proceeds from issuance of common shares	15,026	20,500
Proceeds from issuance of debt	39,550	-
Payments of offering costs	98	-
Stockholder distributions paid	(1,326)	-
Net cash provided by financing activities	53,348	20,500

Net increase in Cash	942	3,683
Cash, beginning of period	3,206	-
Cash, end of period	$4,148	$3,683

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2021

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(4)
Non-controlled/Non-Affiliate Investments
Term Floating Rate Loans - 266.0% of Shareholder’s Equity (4)
Aerospace & Defense
Amentum Holdings	2/1/2027	5.50%	L + 4.75%	0.75%	995	$978	$1,005	2.3%
HDT Holdco, Inc.	6/30/2027	6.25%	L + 5.50%	0.75%	987	959	978	2.2%
MAG DS Corp	4/1/2027	6.50%	L + 5.50%	1.00%	973	930	907	2.1%
Peraton	2/1/2028	4.50%	L + 3.75%	0.75%	995	990	997	2.3%
Spirit Aerosystems Inc.	1/15/2025	6.00%	L + 5.25%	0.75%	496	494	500	1.1%
Total Aerospace & Defense						4,351	4,387	10.0%

Automotive
Autokiniton	4/6/2028	5.00%	L + 4.50%	0.50%	997	995	999	2.3%
Total Automotive						995	999	2.3%

Banking, Finance, Insurance & Real Estate
Asurion, LLC (fka Asurion Corporation)	7/30/2027	3.33%	L + 3.25%	0.08%	1,494	1,480	1,474	3.3%
Broadstreet Partners, Inc.	1/27/2027	3.33%	L + 3.25%	0.08%	820	815	812	1.8%
DRW Holdings	2/24/2028	3.83%	L + 3.75%	0.08%	902	898	900	2.1%
FinCo I LLC	6/27/2025	2.58%	L + 2.50%	0.08%	495	494	494	1.1%
Hudson River Trading	3/20/2028	3.08%	L + 3.00%	0.08%	884	876	880	2.0%
HIG Finance 2 Limited	11/12/2027	4.00%	L + 3.25%	0.75%	1,492	1,493	1,493	3.4%
Jane Street Group	1/26/2028	2.83%	L + 2.75%	0.08%	997	988	989	2.3%
LendingTree	8/24/2028	4.75%	L + 4.00%	0.75%	1,500	(15)	2	0.0%
Syncapay	12/10/2027	7.50%	L + 6.50%	1.00%	491	473	493	1.1%
Resolute Investment Managers	4/30/2024	5.25%	L + 4.25%	1.00%	714	709	718	1.6%
Russell Investments US Institutional Holdco, Inc.	5/30/2025	4.50%	L + 3.50%	1.00%	1,000	991	1,003	2.3%
Ryan Specialty Group LLC	9/1/2027	3.75%	L + 3.00%	0.75%	497	500	499	1.1%
Total Banking, Finance, Insurance & Real Estate						9,702	9,757	22.1%

Beverage, Food, & Tobacco
K-Mac Holdings Corp.	7/31/2028	4.00%	L + 3.50%	0.50%	1,000	995	996	2.3%
Total Beverage, Food, & Tobacco						995	996	2.3%

Capital Equipment
American Trailer World	3/3/2028	4.50%	L + 3.75%	0.75%	997	998	994	2.2%
DMT Solutions	7/2/2024	8.50%	L + 7.50%	1.00%	739	741	734	1.7%
Energy Acquisition LP (aka Electrical Components International)	6/26/2025	4.35%	L + 4.25%	0.10%	1,172	1,155	1,165	2.6%
Mirion Technologies	3/6/2026	4.15%	L + 4.00%	0.15%	992	983	993	2.3%
Total Capital Equipment						3,877	3,886	8.8%

Chemicals, Plastics, & Rubber
Orion Engineered	9/22/2028	2.75%	L + 2.25%	0.50%	1,000	995	1,001	2.3%
Sparta U.S. HoldCo LLC	4/28/2028	4.25%	L + 3.50%	0.75%	500	498	502	1.1%
Total Chemicals, Plastics, & Rubber						1,493	1,503	3.4%

Construction & Building
Janus International Group, LLC	2/12/2025	4.25%	L + 3.25%	1.00%	900	900	900	2.0%
QUIKRETE Holdings, Inc.	2/21/2028	3.19%	L + 3.00%	0.19%	1,500	1,489	1,497	3.4%
Total Construction & Building						2,389	2,397	5.4%

Consumer Goods: Durable
Mannington Mills, Inc.	8/6/2026	3.90%	L + 3.75%	0.15%	437	437	437	1.0%
Total Consumer Goods: Durable						437	437	1.0%

Consumer Goods: Non-Durable
Conair Holdings LLC	5/17/2028	4.25%	L + 3.75%	0.50%	750	746	751	1.7%
Total Consumer Goods: Non-Durable						746	751	1.7%

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(4)
Containers, Packaging & Glass
Canister International Group Inc.	12/21/2026	4.83%	L + 4.75%	0.08%	495	493	496	1.1%
Engineered Machinery	5/22/2028	4.50%	L + 3.75%	0.75%	1,000	995	1,001	2.3%
Logoplaste Parent S.A.R.L. (5)	4/21/2028	4.75%	L + 4.25%	0.50%	106	105	106	0.2%
Plaze, Inc.	8/3/2026	4.50%	L + 3.75%	0.75%	990	977	990	2.2%
Ring Container Technologies	8/12/2028	4.25%	L + 3.75%	0.50%	1,000	998	1,002	2.3%
Sabert Corp	11/26/2026	5.50%	L + 4.50%	1.00%	725	720	728	1.7%
Technimark LLC	6/30/2028	4.25%	L + 3.75%	0.50%	499	496	498	1.1%
Valcour Packaging	9/29/2028	4.25%	L + 3.75%	0.50%	1,000	995	1,001	2.3%
Total Containers, Packaging & Glass						5,779	5,822	13.2%

Energy: Electricity
Astoria Energy	12/10/2027	4.50%	L + 3.50%	1.00%	986	981	990	2.2%
Hamilton Projects Acquiror LLC	6/17/2027	5.75%	L + 4.75%	1.00%	987	968	993	2.3%
Total Energy: Electricity						1,949	1,983	4.5%

Energy: Oil & Gas
AL NGPL Holdings, LLC	4/14/2028	4.75%	L + 3.75%	1.00%	750	756	754	1.7%
CQP Holdco LP (aka BIP-V CHIN)	6/5/2028	4.25%	L + 3.75%	0.50%	1,247	1,241	1,245	2.8%
ChampionX Holding Inc.	6/3/2026	6.00%	L + 5.00%	1.00%	937	930	956	2.2%
Lucid Energy Group II Borrower, LLC	2/18/2025	4.00%	L + 3.00%	1.00%	497	495	493	1.1%
Navitas Midstream Midland Basin, LLC	12/13/2024	4.75%	L + 4.00%	0.75%	996	996	997	2.3%
Prairie ECI Acquiror LP	3/11/2026	4.83%	L + 4.75%	0.08%	500	489	484	1.1%
Total Energy: Oil & Gas						4,907	4,929	11.2%

Forest Products & Paper
Schweitzer-Mauduit	4/28/2028	4.50%	L + 3.75%	0.75%	997	988	999	2.3%
Total Forest Products & Paper						988	999	2.3%

Healthcare & Pharmaceuticals
Alvogen Pharma	12/29/2023	6.25%	L + 5.25%	1.00%	987	953	956	2.2%
ANI Pharmaceuticals, Inc.	5/24/2027	6.75%	L + 6.00%	0.75%	1,000	986	1,006	2.3%
Aveanna Healthcare LLC	6/30/2028	4.25%	L + 3.75%	0.50%	94	94	94	0.2%
Aveanna Healthcare LLC	6/30/2028	4.25%	L + 3.75%	0.50%	406	404	406	0.9%
Bayou Intermediate II, LLC	5/15/2028	5.25%	L + 4.50%	0.75%	1,000	995	1,004	2.3%
CCRR Parent	3/6/2028	5.00%	L + 4.25%	0.75%	995	990	999	2.3%
Confluent Health	6/24/2026	5.08%	L + 5.00%	0.08%	997	998	1,000	2.3%
FC Compassus	12/31/2026	5.00%	L + 4.25%	0.75%	992	990	995	2.2%
Global Medical Response, Inc.	9/24/2025	5.75%	L + 4.75%	1.00%	496	488	499	1.1%
Golden State Medical Supply	6/22/2026	5.50%	L + 4.75%	0.75%	995	986	995	2.2%
HAH Group Holding	10/22/2027	6.00%	L + 5.00%	1.00%	112	111	112	0.2%
HAH Group Holding	10/20/2027	6.00%	L + 5.00%	1.00%	883	872	886	2.0%
Mozart Debt Merger	9/29/2028	3.75%	L + 3.25%	0.50%	750	746	749	1.7%
Onex TSG	2/28/2028	5.50%	L + 4.75%	0.75%	998	979	1,007	2.3%
Revspring	10/3/2025	4.40%	L + 4.25%	0.15%	517	514	516	1.2%
SCP Eye Care	3/16/2028	5.25%	L + 4.50%	0.75%	148	-	-	0.0%
SCP Eye Care	3/16/2028	5.25%	L + 4.50%	0.75%	850	848	851	1.9%
Signify Health, LLC	6/16/2028	3.75%	L + 3.25%	0.50%	1,000	995	997	2.3%
TTF Holdings	3/31/2028	5.00%	L + 4.25%	0.75%	701	696	702	1.6%
US Anesthesia	9/22/2028	4.75%	L + 4.25%	0.50%	1,000	995	1,003	2.3%
Western Dental Services	8/11/2028	5.25%	L + 4.50%	0.75%	139	39	39	0.1%
Western Dental Services	8/11/2028	5.25%	L + 4.50%	0.75%	1,361	1,354	1,363	3.1%
Zotec Partners, LLC	2/14/2024	4.75%	L + 3.75%	1.00%	497	499	498	1.1%
Total Healthcare & Pharmaceuticals						16,532	16,677	37.8%

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(4)
High Tech Industries
Connectwise	9/25/2028	4.00%	L + 3.50%	0.50%	1,000	995	999	2.3%
Flexera Software	3/3/2028	4.50%	L + 3.75%	0.75%	993	990	995	2.2%
Ingram Micro Inc.	6/30/2028	4.00%	L + 3.50%	0.50%	997	988	1,001	2.3%
LogMeIn, Inc.	8/31/2027	4.83%	L + 4.75%	0.08%	993	971	993	2.3%
Tenable Holdings, Inc.	7/7/2028	3.25%	L + 2.75%	0.50%	1,000	998	1,001	2.3%
UKG Inc.	5/4/2026	4.00%	L + 3.25%	0.75%	497	499	499	1.1%
Ultra Clean	8/27/2025	3.83%	L + 3.75%	0.08%	451	449	452	1.0%
Verifone	8/20/2025	4.13%	L + 4.00%	0.13%	1,491	1,472	1,464	3.3%
Vision Solutions, Inc. (Precisely Software Incorporated)	4/24/2028	5.00%	L + 4.25%	0.75%	1,500	1,493	1,500	3.4%
Watlow Electric Manufacturing	3/2/2028	4.50%	L + 4.00%	0.50%	348	347	350	0.8%
Total High Tech Industries						9,202	9,254	21.0%

Hotel, Gaming & Leisure
Herschend Entertainment Co LLC	8/28/2028	4.25%	L + 3.75%	0.50%	1,000	990	1,001	2.3%
Sabre GLBL	12/17/2027	4.00%	L + 3.50%	0.50%	278	277	277	0.6%
Sabre GLBL	12/17/2027	4.00%	L + 3.50%	0.50%	443	442	441	1.0%
United Airlines, Inc.	4/21/2028	4.50%	L + 3.75%	0.75%	995	990	1,004	2.3%
Total Hotel, Gaming & Leisure						2,699	2,723	6.2%

Media: Advertising, Printing & Publishing
MediaOcean	8/28/2025	4.08%	L + 4.00%	0.08%	997	995	1,000	2.3%
Thryv Holdings Inc	3/2/2026	9.50%	L + 8.50%	1.00%	412	401	420	0.9%
Total Media: Advertising, Printing & Publishing						1,396	1,420	3.2%

Media: Broadcasting & Subscription
The E.W. Scripps Company	1/7/2028	3.75%	L + 3.00%	0.75%	464	465	465	1.1%
LCPR Loan Financing LLC	10/16/2028	3.83%	L + 3.75%	0.08%	500	502	501	1.1%
Total Media: Broadcasting & Subscription						967	966	2.2%

Metals & Mining
U.S. Silica Company	5/1/2025	5.00%	L + 4.00%	1.00%	497	477	488	1.1%
Total Metals & Mining						477	488	1.1%

Retail
Apro, LLC (aka United Pacific)	11/14/2026	4.50%	L + 3.75%	0.75%	1,343	1,334	1,347	3.0%
EG Group (6)	3/31/2026	4.75%	L + 4.25%	0.50%	997	988	998	2.3%
Great Outdoors Group	3/6/2028	5.00%	L + 4.25%	0.75%	993	988	997	2.3%
Rent-A-Center	2/17/2028	3.75%	L + 3.25%	0.50%	589	589	591	1.3%
Total Retail						3,899	3,933	8.9%

Services: Business
Access CIG, LLC	2/27/2025	3.83%	L + 3.75%	0.08%	497	496	496	1.1%
Ahead DB Holdings, LLC	10/18/2027	4.50%	L + 3.75%	0.75%	998	998	1,003	2.3%
Artera Services, LLC	3/6/2025	4.50%	L + 3.50%	1.00%	997	988	994	2.2%
DTI Holdco	10/2/2023	5.75%	L + 4.75%	1.00%	1,193	1,170	1,181	2.7%
GI Consilio Parent LLC	5/12/2028	4.50%	L + 4.00%	0.50%	517	512	515	1.2%
Nielsen Consumer	3/6/2028	4.08%	L + 4.00%	0.08%	498	495	499	1.1%
Mermaid Bidco	12/22/2027	4.50%	L + 3.75%	0.75%	999	995	1,000	2.3%
Phoenix Services International LLC	3/3/2025	4.75%	L + 3.75%	1.00%	995	991	989	2.2%
Pitney Bowes	3/17/2028	4.10%	L + 4.00%	0.10%	995	986	998	2.3%
Presidio Holdings Inc.	2/1/2027	3.60%	L + 3.50%	0.10%	1,007	1,008	1,008	2.3%
Rocket Software, Inc.	11/28/2025	4.75%	L + 4.25%	0.50%	109	107	109	0.2%
Rocket Software, Inc.	11/28/2025	4.33%	L + 4.25%	0.08%	386	382	383	0.9%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	12/31/2025	3.33%	L + 3.25%	0.08%	995	987	988	2.2%
Sitel Worldwide	8/28/2028	4.25%	L + 3.75%	0.50%	1,500	1,493	1,504	3.4%
Tempo Acquisition	8/31/2028	3.50%	L + 3.00%	0.50%	1,000	998	1,002	2.3%
Total Services: Business						12,606	12,669	28.7%

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(4)
Services: Consumer
Cimpress plc	5/17/2028	4.00%	L + 3.50%	0.50%	997	988	1,000	2.3%
St. George’s University Scholastic Services LLC	6/29/2028	3.75%	L + 3.25%	0.50%	625	622	625	1.4%
ThoughtWorks, Inc.	3/24/2028	3.75%	L + 3.25%	0.50%	428	429	428	1.0%
WW International, Inc.	4/13/2028	4.00%	L + 3.50%	0.50%	998	993	998	2.2%
Total Services: Consumer						3,032	3,051	6.9%

Telecommunications
Avaya	12/15/2027	4.33%	L + 4.25%	0.08%	850	839	852	1.9%
CCI Buyer	12/17/2027	4.75%	L + 4.00%	0.75%	995	986	999	2.3%
ConvergeOne Holdings, Corp.	1/4/2026	5.08%	L + 5.00%	0.08%	1,492	1,467	1,488	3.4%
Mavenir Systems	8/18/2028	5.25%	L + 4.75%	0.50%	1,500	1,485	1,506	3.4%
Plantronics, Inc.	7/2/2025	2.58%	L + 2.50%	0.08%	1,000	987	979	2.2%
Syniverse Holdings	3/11/2024	10.00%	L + 9.00%	1.00%	1,250	1,252	1,252	2.8%
Syniverse Holdings	3/11/2023	6.00%	L + 5.00%	1.00%	496	490	497	1.1%
Zacapa S.A R.L. (5)	7/2/2025	4.70%	L + 4.50%	0.20%	995	993	1,002	2.3%
Zayo Group Holdings, Inc.	3/9/2027	3.08%	L + 3.00%	0.08%	1,000	995	992	2.3%
Total Telecommunications						9,494	9,567	21.7%

Transportation: Cargo
Carriage Purchaser	10/31/2028	5.00%	L + 4.25%	0.75%	1,000	995	1,000	2.3%
Daseke	3/9/2028	4.75%	L + 4.00%	0.75%	995	990	997	2.3%
Kenan Advantage Group	9/1/2027	8.00%	L + 7.25%	0.75%	1,000	980	994	2.2%
Wabash National Corporation	9/28/2027	4.00%	L + 3.25%	0.75%	879	882	880	2.0%
WWEX UNI TopCo Holdings	7/26/2028	5.00%	L + 4.25%	0.75%	1,500	1,485	1,507	3.4%
Total Transportation: Cargo						5,332	5,378	12.2%

Transportation: Consumer
Air Canada (7)	8/11/2028	4.25%	L + 3.50%	0.75%	1,500	1,485	1,508	3.5%
First Student Bidco	7/21/2028	3.50%	L + 3.00%	0.50%	365	363	364	0.8%
First Student Bidco	7/21/2028	3.50%	L + 3.00%	0.50%	135	134	134	0.3%
Railworks	12/14/2027	6.50%	L + 5.50%	1.00%	449	442	453	1.0%
Total Transportation: Consumer						2,424	2,459	5.6%

Utilities: Electric
PG&E Corporation	6/23/2025	3.50%	L + 3.00%	0.50%	494	491	487	1.1%
Total Utilities: Electric						491	487	1.1%

Total Term Floating Rate Loans						107,159	107,918	244.8%

Equity Securities - 0.1% of Shareholder’s Equity (4)
Banking, Finance, Insurance & Real Estate
Alliance Healthcare Services, Inc. (warrant to purchase up to 1.7% of the equity)	-	-	-	-	-	10	25	0.1%
Total Banking, Finance, Insurance & Real Estate						10	25	0.1%
Total Equity Securities						10	25	0.1%
Total Non-controlled/Non-Affiliate Investments						$107,169	$107,943	244.9%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(3)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2021. As of September 30, 2021, rates for 1M L, 2M L, 3M L and 6M L are 0.08%, 0.11%, 0.13%, and 0.16% respectively.
(4)	Percentages are based on net assets of $44,086 as of September 30, 2021.
(5)	This loan is a Luxembourg company.
(6)	This loan is a United Kingdom company.
(7)	This loan is a Canadian company.

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

Steele Creek Capital Corporation
Consolidated Schedule of Investments (continued)
As of December 31, 2020
(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Containers, Packaging & Glass
Canister International Group Inc.	12/21/2026	4.90%	L + 4.75%	0.15%	499	$496	$497	1.8%
Charter NEX	12/1/2027	5.00%	L + 4.25%	0.75%	1,000	990	1,006	3.5%
Flex Acquisition	12/29/2023	4.00%	L + 3.00%	1.00%	988	978	985	3.5%
Plaze, Inc.	8/3/2026	5.25%	L + 4.25%	1.00%	998	983	994	3.5%
Pro Mach Group, Inc.	3/7/2025	4.50%	L + 3.50%	1.00%	801	776	792	2.8%
Pro Mach Group, Inc.	3/7/2025	4.50%	L + 3.50%	1.00%	265	(13)	10	0.0%
Proampac PG Borrower	11/3/2025	5.00%	L + 4.00%	1.00%	1,000	990	999	3.5%
Reynolds Group Holdings	2/5/2026	3.40%	L + 3.25%	0.15%	1,000	990	994	3.5%
Sabert Corp	12/10/2026	5.50%	L + 4.50%	1.00%	729	723	729	2.6%
Total Containers, Packaging & Glass						6,913	7,006	24.7%

Energy: Electricity
Astoria Energy	12/10/2027	4.50%	L + 3.50%	1.00%	1,000	995	996	3.5%
Exgen Renewables	12/15/2027	3.75%	L + 2.75%	1.00%	500	498	501	1.8%
Hamilton Projects Acquiror LLC	6/17/2027	5.75%	L + 4.75%	1.00%	995	975	1,000	3.5%
Total Energy: Electricity						2,468	2,497	8.8%

Energy: Oil & Gas
ChampionX Holding Inc.	6/3/2027	6.00%	L + 5.00%	1.00%	975	966	992	3.5%
Total Energy: Oil & Gas						966	992	3.5%

Environmental Industries
Granite Acquisition	9/19/2022	4.75%	L + 3.75%	1.00%	748	744	752	2.7%
Total Environmental Industries						744	752	2.7%

Forest Products & Paper
Neenah, Inc.	6/30/2027	5.00%	L + 4.00%	1.00%	995	976	998	3.5%
Total Forest Products & Paper						976	998	3.5%

Healthcare & Pharmaceuticals
ADMI	12/23/2027	4.75%	L + 4.00%	0.75%	750	746	752	2.7%
Agiliti Health	1/4/2026	3.50%	L + 2.75%	0.75%	750	743	750	2.6%
Amneal Pharmaceuticals	5/4/2025	3.69%	L + 3.50%	0.19%	625	607	610	2.2%
Global Medical Response, Inc.	10/2/2025	5.75%	L + 4.75%	1.00%	500	490	498	1.8%
Golden State Medical Supply	6/21/2026	5.50%	L + 4.75%	0.75%	997	988	992	3.5%
HAH Group Holding	10/29/2027	6.00%	L + 5.00%	1.00%	112	(2)	-	0.0%
HAH Group Holding	10/29/2027	6.00%	L + 5.00%	1.00%	888	875	884	3.1%
ICH US Intermediate	12/24/2026	6.75%	L + 5.75%	1.00%	494	$491	$494	1.7%
Lannett Company, Inc.	11/25/2022	6.38%	L + 5.38%	1.00%	1,029	1,021	1,016	3.6%
National Mentor Holdings	3/9/2026	4.51%	L + 4.25%	0.26%	954	949	954	3.4%
National Mentor Holdings	3/9/2026	4.51%	L + 4.25%	0.26%	44	43	44	0.2%
Owens & Minor	4/30/2025	4.65%	L + 4.50%	0.15%	997	989	997	3.5%
Phoenix Guarantor	3/5/2026	4.25%	L + 3.75%	0.50%	750	743	751	2.6%
Revspring	10/11/2025	4.40%	L + 4.25%	0.15%	997	978	978	3.5%
Total Healthcare & Pharmaceuticals						9,661	9,720	34.4%

Steele Creek Capital Corporation
Consolidated Schedule of Investments (continued)
As of December 31, 2020
(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
High Tech Industries
Casa Systems, Inc.	12/20/2023	5.00%	L + 4.00%	1.00%	480	$456	$470	1.7%
Cloudera	12/22/2027	3.25%	L + 2.50%	0.75%	500	498	500	1.8%
Flexera Software	1/26/2028	4.50%	L + 3.75%	0.75%	1,000	998	1,001	3.5%
LogMeIn, Inc.	8/31/2027	4.90%	L + 4.75%	0.15%	1,000	976	999	3.5%
PointClickCare Technologies	12/29/2027	3.75%	L + 3.00%	0.75%	1,000	995	1,000	3.5%
Total High Tech Industries						3,923	3,970	14.0%

Hotel, Gaming & Leisure
Sabre GLBL	12/17/2027	4.75%	L + 4.00%	0.75%	750	743	753	2.7%
Total Hotel, Gaming & Leisure						743	753	2.7%

Media: Advertising, Printing & Publishing
Meredith Corporation	1/31/2025	5.25%	L + 4.25%	1.00%	995	958	1,003	3.5%
Total Media: Advertising, Printing & Publishing						958	1,003	3.5%

Media: Broadcasting & Subscription
Ion Media Networks	12/18/2024	3.19%	L + 3.00%	0.19%	1,435	1,426	1,435	5.1%
Terrier Media Buyer	12/17/2026	4.40%	L + 4.25%	0.15%	997	978	1,001	3.5%
Univision Communications Inc.	3/13/2026	4.75%	L + 3.75%	1.00%	498	471	500	1.8%
Total Media: Broadcasting & Subscription						2,875	2,936	10.4%

Retail
Michaels Stores, Inc.	10/1/2027	4.25%	L + 3.50%	0.75%	998	983	993	3.5%
Total Retail						983	993	3.5%

Services: Business
Ahead DB Holdings	10/18/2027	6.00%	L + 5.00%	1.00%	1,000	960	986	3.5%
Mermaid Bidco	12/22/2027	5.00%	L + 4.25%	0.75%	500	498	501	1.8%
Nexus Buyer	11/9/2026	3.90%	L + 3.75%	0.15%	997	988	992	3.5%
Pitney Bowes	1/7/2025	5.65%	L + 5.50%	0.15%	740	740	737	2.6%
Project Angel	5/30/2025	5.00%	L + 4.00%	1.00%	748	741	742	2.6%
Rocket Software	11/28/2025	4.40%	L + 4.25%	0.15%	499	492	496	1.8%
Virtusa	12/9/2027	5.00%	L + 4.25%	0.75%	1,000	985	996	3.5%
VM Consolidated	2/28/2025	3.39%	L + 3.25%	0.14%	997	979	990	3.5%
Total Services: Business						6,383	6,440	22.8%

Services: Consumer
Herschend Entertainment Co LLC	8/25/2025	6.75%	L + 5.75%	1.00%	499	480	506	1.8%
Red Ventures	11/8/2024	4.25%	L + 3.50%	0.75%	1,000	981	995	3.5%
Smart Start, Inc.	8/19/2027	5.75%	L + 4.75%	1.00%	998	988	1,001	3.5%
St. George’s University	7/17/2025	3.40%	L + 3.25%	0.15%	496	491	491	1.7%
Total Services: Consumer						2,940	2,993	10.5%

Telecommunications
Avaya	12/15/2027	4.41%	L + 4.25%	0.16%	850	838	852	3.0%
CCI Buyer	12/17/2027	4.75%	L + 4.00%	0.75%	1,000	990	1,001	3.5%
Mavenir	5/8/2025	7.00%	L + 6.00%	1.00%	997	995	996	3.5%
Vertiv Group	3/2/2027	3.15%	L + 3.00%	0.15%	997	980	993	3.5%
Total Telecommunications						3,803	3,842	13.5%

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

In September 2020, we formed a wholly-owned special purpose financing vehicle, Steele Creek Funding I, LLC (“Funding I”), a Delaware limited liability company.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three and nine months ended September 30, 2021, there were no loans in non-accrual status. For the period the Company was an LLC, July 1, 2020 (commencement of operations) through September 30, 2020, there were no loans in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of September 30, 2021 and December 31, 2020, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of September 30, 2021 and December 31, 2020, all of our investments were Non-Control/Non-Affiliate investments.

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

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the three and nine months ended September 30, 2021, there were no transfers between levels. For the period the Company was an LLC, July 1, 2020 (commencement of operations) through September 30, 2020, there were no transfers between levels.

Income Taxes - For the three and nine months ended September 30, 2021, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

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

Our Investment Advisor has agreed to maintain a targeted annual distribution payment on shares of common stock outstanding on the relevant payment dates of 6.0% based on our net asset valuation per share and has agreed to waive all or a portion of the base management and income incentive fee, (quarterly) and the capital incentive fee (annually) where net investment income plus net realized capital gains is not sufficient to maintain the targeted annual distribution payment. The Advisor’s fees will be calculated in accordance with the Investment Advisory Agreement once the annual distribution payment has been earned with realized income.

Base Management Fee

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. For each the quarter, the base management fee is calculated based on the average of our gross assets as of such quarter-end. The base management fee for any partial quarter is pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

Gross management fees for the three and nine months ended September 30, 2021 were $0.5 million and $1.3 million, respectively. Net management fees for the three and nine months ended September 30, 2021 were $0.3 million and $0.7 million. The Company did not charge a management fee for the period the Company was an LLC, July 1, 2020 (commencement of operations) through September 30, 2020. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

Incentive Fee

The Incentive Fee will consist of an income-based component and a capital gains component.

The portion of the incentive fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter following the Company’s election to be regulated as a BDC, and equals 15% of the pre-incentive fee net investment income in excess of a 1.5% quarterly (or 6% annually) “hurdle rate.” There are no catch-up provisions applicable to income-based incentive fees under the Investment Advisory Agreement.

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

The portion of the incentive fee based on capital-gains is payable at the end of each calendar year in arrears, equals 15% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation. Also, it should be noted that while we accrue the capital incentive fee quarterly, the expense will fluctuate with the Company’s overall investment results and the expense will be finalized at year end.

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

Capital incentive fees for the three and nine months ended September 30, 2021 were $201 thousand and $271 thousand, respectively. The fee for the three months ended September 30,2021 consists of $66 thousand earned in the current period and $135 thousand of fees originally waived in the first six months of the year. The Company’s performance through September 30, 2021 produced returns that are sufficient for the advisor to charge a full capital incentive fee for the nine months ended September 30,2021. The Company did not charge a capital incentive fee for the period the Company was an LLC, July 1, 2020 (commencement of operations) through September 30, 2020.

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

Related Party Transactions

During the period July 1, 2020 through December 31, 2020, affiliates of the Company contributed $21.5 million of cash and $2.9 million of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with FASB No.116 – Accounting for Contributions Received and Contributions Made. As of September 30, 2021, affiliates owned approximately 58% of the Company representing approximately $25.5 million of the Company’s net assets. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25.0 million of the Company’s net assets.

For the three months ended September 30, 2021, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the nine months ended September 30, 2021, Moelis Asset contributed $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2021 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor. For the period July 1, 2020 (commencement of operations) to September 30, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company began accruing directors’ compensation for the three independent directors in accordance with the governing documents. For the three and nine months ended September 30, 2021, the Company incurred $18 thousand and $60 thousand in directors’ fees expense, respectively. For the period July 1, 2020 (commencement of operations) to September 30, 2020, the Company did not incur a directors’ fees expense. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

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

The following fair value hierarchy table sets forth our investments by level as of September 30, 2021:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Term Loans	$107,918	$-	$107,918	$-
Warrants	25	-	25	-
Total Investments	$107,943	$-	$107,943	$-

 The following fair value hierarchy table sets forth our investments by level as of December 31, 2020:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Term Loans	$67,811	$-	$67,811	$-
Total Investments	$67,811	$-	$67,811	$-

Due to the uncertainty relating to London Interbank Offered Rate (“LIBOR”), we are monitoring potential changes that may adversely affect the market for and the valuation of LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended September 30, 2021	Period July 1, 2020 (commencement of operations) to September 30, 2020
Numerator - net earnings	$598	$659
Denominator - weighted average shares	3,929	1,568
Net earnings per share	$0.15	$0.42

For the nine months ended September 30, 2021
Numerator - net earnings	$2,138
Denominator - weighted average shares	3,225
Net earnings per share	$0.66

6. NET ASSETS

The Company has been actively fundraising since its inception. For the period from July 1, 2020 (commencement of operations) through October 6, 2020, MSC Capital LLC issued 22,828 shares at a par value of $1,000.00 per share. On October 7, 2020, as part of the conversion, each MSC Capital LLC share was exchanged for one hundred shares in the Company with a par value of $0.001. The table below summarizes the capital that the Company has raised and the shares issued to investors from our July 1, 2020 inception through September 30, 2021.

Date Closed	Capital Raised (in thousands)	Shares Issued
July 1, 2020	$7,358	735,800
August 1, 2020	10,000	972,924
September 1, 2020	6,000	574,064
Balance at September 30, 2020	23,358	2,282,788
December 1, 2020	3,750	350,440
Balance at December 31, 2020	27,108	2,633,228
March 4, 2021	600	54,898
March 19, 2021	200	18,268
Balance at March 31, 2021	27,908	2,706,394
April 5, 2021	525	48,062
April 16, 2021	500	45,400
June 4, 2021	10,692	974,744
June 18, 2021	84	7,616
Balance at June 30, 2021	39,709	3,782,216
July 1, 2021	365	33,155
July 16, 2021	649	58,735
August 6, 2021	730	66,097
August 19, 2021	500	45,818
September 3, 2021	124	11,263
September 17, 2021	50	4,547
Balance at September 30, 2021	$42,127	4,001,831

During the three and nine months ended September 30, 2021, the Company also issued 219,616 shares and 1,368,603 shares, with an aggregate value of $2.4 million and $15.0 million, respectively. During the period July 1, 2020 (commencement of operations) to September 30, 2020, the Company also issued 2,282,787 shares, with an aggregate value of $23.4 million.

As of September 30, 2021, the Company had 4,001,831shares of common stock, $0.001 par value per share, outstanding. As of December 31, 2020, the Company issued 2,633,228 shares at a par value of $0.001 per share, outstanding.

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

As of September 30, 2021 and December 31, 2020, there was $67.4 million and $27.8 million outstanding, respectively, and $3.0 million and $17.2 million available, respectively, to be drawn under the BNP Credit Facility. As of September 30, 2021 and December 31, 2020, the BNP Credit Facility had a fair value of $67.4 million and $27.8 million, respectively and a weighted average interest rate of 1.87% and 1.99%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of September 30, 2021 and December 31, 2020, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three and nine months ended September 30, 2021, we incurred interest expense of $0.3 million and $0.8 million on the BNP Credit Facility, respectively. The average debt outstanding for the three and nine months ended September 30, 2021 was $57.4 million and $47.8 million, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of September 30, 2021 and December 31, 2020, the Company had unfunded commitments of $1.7 million and $0.4 million, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of September 30, 2021. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Nine months ended September 30, 2021	Period July 1, 2020 (commencement of operations) to September 30, 2020
Per share data:
Net asset value at beginning of period	$10.76	$-
Net investment income (1)	0.10	0.06
Net realized gain (1)	0.58	0.13
Net change in unrealized (depreciation) appreciation (1)	(0.02)	0.23
Net increase in net assets resulting from operations (1)	0.66	0.42
Stockholder distributions from income (2)	(0.50)	-
Issuance of common shares	-	10.00
Other (3)	0.10	0.10
Net asset value at end of period	$11.02	$10.52

Net assets at end of period	$44,086	$24,017
Shares outstanding at end of period	4,001,831	2,282,788
Total return (2)	7.18%	5.21%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	11.98%	2.91%
Ratio of net expenses including waivers and reversals to average net assets (4)	10.33%	2.91%
Ratio of net investment income to average net assets (4)	1.16%	2.46%

Portfolio turnover (5)	480.3%	216.5%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Ratios are annualized.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On October 1, 2021, the Company issued and sold 2,269 shares of its common stock to certain investors for an aggregate offering price of $25 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 12, 2021, the Company paid the third quarter dividend of $0.1657 per share. The dividend was declared on August 13, 2021 and paid to holders of record as of August 18, 2021.

On October 15, 2021, the Company issued and sold 140,154 shares of its common stock to certain investors for an aggregate offering price of $1.6 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 28, 2021, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2013 (the "Agreement"). Material amendments to the Agreement include the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants. Except as described above, all other terms and provisions of the Agreement remain in full force and effect.

On November 5, 2021, the Company issued and sold 96,455 shares of its common stock to certain investors for an aggregate offering price of $1.1 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of September 30, 2021, no shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

The Company will pay to the Dealer Manager a shareholder servicing fee (“Shareholder Servicing Fee”) at a maximum annual rate equal to 0.0% of the Company’s net assets up to $28.2 million and of 1.0% of the Company’s net assets over $28.2 million. The Shareholder Servicing Fee will be payable on a monthly basis. With respect to each share sold, the Shareholder Servicing Fee will be paid until the third anniversary of the applicable month of purchase. All or a portion of which may be reallowed by the Dealer Manager to participating Financial Intermediaries. The purpose of the Shareholder Servicing Fee is to reimburse our Dealer Manager for costs incurred by selected Financial Intermediaries and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Fee is paid pursuant to a Servicing Plan adopted by the Board, including a majority of the Independent Directors and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. The Servicing Plan will remain in effect for so long as such continuance is reapproved annually by the Board. We estimate the organization and offering expenses to be paid by us will be $1.5 million, which equals 1% of the gross offering proceeds if we sell $150 million of shares in the initial 12-month period of the Private Offering following the initial filing date of our Form 10. Through September 30, 2021, we have paid $0.8 million in organizational and offering costs on 4,001,831 shares.

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

Current Market Conditions

Despite concerns around the COVID-19 delta variant and inflation, the institutional loan market performed quite well in the third quarter. The loan market remained very active as M&A transactions fueled loan volume, which was met with strong demand from CLOs and retail funds to a lesser extent.  The average bid price of the Credit Suisse Leveraged Loan Index advanced 46 basis points during the quarter to 98.42, as the favorable technical backdrop persisted.  Rating agency upgrades continued to outnumber downgrades in the quarter, and the default environment remained benign with the trailing twelve month default rate falling to 1.1% according to Fitch ratings.  Given the aforementioned market dynamics, the rates for financings backed by broadly syndicated bank loans have improved year-to-date for borrowers. This can be recognized by the reduced rate for the credit facility utilized by Steele Creek Capital that was recently refinanced and extended.

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

Portfolio and Investment Activity

As of September 30, 2021, our portfolio had a fair market value of approximately $107.9 million, a cost basis of approximately $107.1 million and was comprised of leveraged loans and equity securities, measured at fair value. Our loan portfolio consisted of 131 investments in 26 industries. The following table depicts a summary of the portfolio as of September 30, 2021 (in thousands):

Investments
Cost	$107,169
Cumulative Net Unrealized Appreciation	774
Fair Value	$107,943
Yield at Cost	4.78%

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

As of September 30, 2021, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 76.6% of our loan portfolio (at fair value) and 76.5% of our loan portfolio (at cost) having an interest rate floor above 0.0%. The composition of our floating rate loan portfolio by interest rate floor as of September 30, 2021, was as follows (in thousands):

	September 30, 2021
Interest Rate Floor	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	$25,240	23.39%	$25,138	23.46%
0.50%	26,179	24.26%	26,029	24.29%
0.75%	37,605	34.85%	37,264	34.77%
1.00%	18,894	17.50%	18,728	17.48%
	$107,918	100.00%	$107,159	100.00%

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

The portfolio is actively managed, with a turnover ratio of 480.3% for the nine months ended September 30, 2021, our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. We do not expect to maintain this level of turnover ratio as this level is inflated due to the ramping of the portfolio and fundraising. However, this high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The average yield for the nine months ended September 30, 2021 on the investment was 4.75%. The following tables depict the portfolio activity (in thousands):

	Three months ended September 30, 2021	Period July 1, 2020 (commencement of operations) to September 30, 2020
Fair Value, Beginning	$110,970	$-
Investment contributions	-	2,858
Purchases	155,537	69,072
Sales and Repayments	(159,041)	(45,806)
Payment in-kind interest income	2	-
Non-cash income accrual	34	46
Net realized gains	562	214
Net unrealized (depreciation) appreciation	(121)	343
Fair Value, Ending	$107,943	$26,727

Nine months ended September 30, 2021
Fair Value, Beginning	$67,811
Purchases	467,840
Sales and Repayments	(429,632)
Payment in-kind interest income	6
Non-cash income accrual	112
Net realized gains	1,887
Net unrealized (depreciation) appreciation	(81)
Fair Value, Ending	$107,943

	Three months ended September 30, 2021	Period July 1, 2020 (commencement of operations) to September 30, 2020
Investments, Beginning	137	-
Investment contributions	-	3
Purchases (new)	113	57
Purchases (add-on to existing)	8	1
Complete exit	(119)	(29)
Investments, Ending	131	31

Nine months ended September 30, 2021
Investments, Beginning	84
Purchases (new)	340
Purchases (add-on to existing)	36
Complete exit	(293)
Investments, Ending	131

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $0.8 million at fair value, or 0.8% of the total portfolio, as of the nine months ended September 30, 2021. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total loans as of September 30, 2021:

Industry	% of Fair Value Rounded as of September 30, 2021
Healthcare & Pharmaceuticals	15.5%
Services: Business	11.7%
Banking, Finance, Insurance & Real Estate	9.1%
Telecommunications	8.9%
High Tech Industries	8.6%
Containers, Packaging & Glass	5.4%
Transportation: Cargo	5.0%
Energy: Oil & Gas	4.6%
Aerospace & Defense	4.1%
Retail	3.6%
Capital Equipment	3.6%
Services: Consumer	2.8%
Hotel, Gaming & Leisure	2.4%
Transportation: Consumer	2.3%
Construction & Building	2.2%
Energy: Electricity	1.8%
Chemicals, Plastics, & Rubber	1.4%
Media: Advertising, Printing & Publishing	1.3%
Forest Products & Paper	0.9%
Automotive	0.9%
Beverage, Food & Tobacco	0.9%
Media: Broadcasting & Subscription	0.9%
Consumer goods: Non-durable	0.7%
Metals & Mining	0.5%
Utilities: Electric	0.5%
Consumer goods: Durable	0.4%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $0.8 million at fair value, or 1.2% of the total portfolio, as of December 31, 2020. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2020:

As of December 31, 2020
Healthcare & Pharmaceuticals	14.3%
Containers, Packaging & Glass	10.3%
Banking, Finance, Insurance & Real Estate	9.5%
Services: Business	9.5%
Aerospace & Defense	8.1%
High Tech Industries	5.9%
Telecommunications	5.7%
Services: Consumer	4.4%
Media: Broadcasting & Subscription	4.3%
Transportation: Cargo	3.8%
Energy: Electricity	3.7%
Automotive	3.1%
Construction & Building	3.0%
Transportation: Consumer	2.2%
Media: Advertising, Printing & Publishing	1.5%
Forest Products & Paper	1.5%
Capital Equipment	1.5%
Retail	1.5%
Energy: Oil & Gas	1.5%
Wholesale	1.2%
Hotel, Gaming & Leisure	1.1%
Environmental Industries	1.1%
Utilities: Electric	0.7%
Consumer goods: Durable	0.6%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	For the Three months ended September 30, 2021	Period July 1, 2020 (commencement of operations) to September 30, 2020
Investment income:
Interest income	$1,280	$211
Other income	-	11
Total investment income	1,280	222

Expenses:

Management fees	533	-
Interest and debt financing expenses	339	-
Professional fees	103	106
Incentive fees	66	-
Offering costs – paid by Moelis Asset	12	-
Administration expenses	38	3
Directors’ fees	18	-
Custody fees	8	8
Other general and administrative expenses	130	3
Total expenses	1,247	120
Less: management fees waived	(259)	-
Incentive fee waiver reversal	135	-
Net expenses	1,123	120
Net investment income	157	102
Net realized gain on investments	562	214
Net unrealized (depreciation) appreciation on investments	(121)	343
Net realized and unrealized gain on investments	441	557
Net increase in net assets	$598	$659

For the Nine months ended September 30, 2021
Investment income:
Interest income	$3,074
Other income	14
Total investment income	3,088

Expenses:

Management fees	1,272
Interest and debt financing expenses	850
Professional fees	401
Incentive fees	271
Offering costs – paid by Moelis Asset	111
Administration expenses	113
Organizational costs	37
Organizational costs – paid by Moelis Asset	24
Directors’ fees	60
Custody fees	23
Other general and administrative expenses	184
Total expenses	3,346
Less: management fees waived	(590)
Less: incentive fees waived	-
Net expenses	2,756
Net investment income	332
Net realized gain on investments	1,887
Net unrealized (depreciation) appreciation on investments	(81)
Net realized and unrealized gain on investments	1,806
Net increase in net assets	$2,138

Investment Income

Investment income for the three and nine months ended September 30, 2021 of approximately $1.3 million and $3.1 million is recorded on the accrual basis to the extent that such amounts are expected to be collected. Investment income for the period July 1, 2020 (commencement of operations) to September 30, 2020 of approximately $0.2 million is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received.

Total Expenses

Total expenses for the three and nine months ended September 30, 2021 of approximately $1.2 million and $3.3 million, respectively, include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Total expenses for the period July 1, 2020 (commencement of operations) to September 30, 2020 of approximately $0.1 million include administrator fees, custody fees, legal fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis. Moelis Asset, parent of the Investment Advisor paid approximately zero and $36 thousand for the three and nine months ended September 30, 2021, respectively, of organizational and offering costs incurred by the Company related to the formation of the entity, Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the three and nine months ended September 20, 2021, the Investment Advisor waived $0.3 million and $0.6 million of management fees. The Company did not charge a management fee or incentive fee for the period the Company was an LLC, July 1, 2020 (commencement of operations) through September 30, 2020.

Net Realized Gain on Investments

Sales and repayments of investments during the three and nine months ended September 30, 2021 totaled approximately $159.0 million and $429.6 million resulting in net realized gains of approximately $0.6 million and $1.9 million, respectively. Sales and repayments of investments during the period July 1, 2020 (commencement of operations) through September 30, 2020 totaled $45.8 million resulting in net realized gains of $0.2 million.

Net Unrealized Appreciation on Investments

Unrealized depreciation during the three and nine months ended September 30, 2021 totaled approximately $121 thousand and $81 thousand, respectively, reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy. Unrealized appreciation during the period July 1, 2020 (commencement of operations) through September 30, 2020 totaled approximately $0.3 million reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and nine months ended September 30, 2021, the Company issued and sold 219,616 shares and 1,368,603 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $2.4 million and $15.0 million, respectively. For the period July 1, 2020 (commencement of operations) through September 30, 2020, the Company issued and sold 2,828,787 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $23.4 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of September 30, 2021, no shares have been tendered through the share repurchase program.

As of September 30, 2021, the Company issued 4,001,831 shares of Common Stock.

Borrowings

On October 13, 2020, we entered into a $45.0 million credit facility with BNP Paribas as lender and administrative agent. During the BNP Credit Facility’s revolving period, it bears interest at London Interbank Offered Rate, or LIBOR, plus 175 basis points. The BNP Credit Facility is secured by all of the assets held by Steele Creek Capital Funding I. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the three and nine months ended September 30, 2021, we had an average of $57.4 million and $47.8 million outstanding under the BNP Credit Facility. For the period October 13, 2020 through December 31, 2020, we had an average of $8.6 million outstanding under the BNP Credit Facility.

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

As of September 30, 2021 and December 31, 2020, the Company had total senior securities of $67.4 million and $27.8 million, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 165.5% and 201.9%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Management and Incentive Fees

The base management fee and the income-based incentive fees are expensed each quarter and payable in arrears. Additionally, we accrue a capital gains-based incentive fee quarterly that is paid annually in arrears. The accrual for the capital incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Company’s portfolio as of period end and the termination of the Advisory Agreement on such date. Also, it should be noted that while we accrue the capital incentive fee quarterly, the expense will fluctuate with the Company’s overall investment results and the expense will be finalized at year end.

Expenses

For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $1.2 million and $3.3 million, respectively, primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. For the period July 1, 2020 (commencement of operations) through September 30, 2020, the Company incurred expenses of approximately $0.1 million, primarily related to professional fees, custodian fees and other general and administration fees.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2021 and September 30, 2020, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of September 30, 2021 and December 31, 2020 the Company had unfunded commitments of $1.7 million and $0.4 million, respectively.

The following table reflects information pertaining to our principal debt outstanding under the Credit Facility:

	Debt Outstanding as of September 30, 2021	Weighted average debt outstanding for the nine months ended September 30, 2021	Debt Outstanding as of December 31, 2020	Weighted average debt outstanding for the period October 13, 2020 through December 31, 2020
Credit Facility	$67,350	$47,764	$27,800	$8,624

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2021, we had a total of $1.7 million in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded. As of December 31, 2020, we had a total of $0.4 million in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

During the period July 1, 2020 through December 31, 2020, affiliates of the Company contributed $21.5 million of cash and $2.9 million of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with FASB No.116 – Accounting for Contributions Received and Contributions Made. As of September 30, 2021, affiliates owned approximately 58% of the Company representing approximately $25.5 million of the Company’s net assets. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25.0 million of the Company’s net assets.

For the three months ended September 30, 2021, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the nine months ended September 30, 2021, Moelis Asset contributed $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor. For the period July 1, 2020 (commencement of operations) to September 30, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company began accruing directors’ compensation for the three independent directors in accordance with the governing documents. For the three and nine months ended September 30, 2021, the Company incurred $18 thousand and $60 thousand in directors’ fees expense, respectively. For the period July 1, 2020 (commencement of operations) to September 30, 2020, the Company did not incur a directors’ fees expense. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more inline with the waivers implemented for management fees.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and nine months ended September 30, 2021, the Company incurred $12 thousand and $172 thousand of organizational and offering costs, respectively. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period. Moelis Asset, parent of the Investment Advisor, paid approximately $12 thousand and $135 thousand of organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset incurred these expenses and they will not be charged back to the Company.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Investment Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for a two-year term, under which the Investment Advisor, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. Net management fees for the three and nine months ended September 30, 2021 were $274 thousand and $682 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Company did not charge a management fee for the period the Company was an LLC, July 1, 2020 (commencement of operations) through September 30, 2020. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On October 1, 2021, the Company issued and sold 2,269 shares of its common stock to certain investors for an aggregate offering price of $25 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 12, 2021, the Company paid the third quarter dividend of $0.1657 per share. The dividend was declared on August 13, 2021 and paid to holders of record as of August 18, 2021.

On October 15, 2021, the Company issued and sold 140,154 shares of its common stock to certain investors for an aggregate offering price of $1.6 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder

On October 28, 2021, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2013 (the "Agreement"). Material amendments to the Agreement include the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants. Except as described above, all other terms and provisions of the Agreement remain in full force and effect.

On November 5, 2021, the Company issued and sold 96,455 shares of its common stock to certain investors for an aggregate offering price of $1.1 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of September 30, 2021, 100% of our loan portfolio bore interest at floating rates with 76.6% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the consolidated statement of assets and liabilities as of the three and nine months ended September 30, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	For the nine months ended September 30, 2021
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,698	$(2,021)	$1,677
Up 200 basis points	2,230	(1,347)	883
Up 100 basis points	763	(674)	89

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended September 30, 2021, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Index

3.1	Form of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.1*	Second Amendment to the Credit Agreement with BNP Paribas

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: November 12, 2021	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: November 12, 2021	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)