Form 10-K
period 2021-12-31
Steele Creek Capital Corp
filed 2022-03-31
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01351

STEELE CREEK CAPITAL CORPORATION

Maryland	85-1327288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 S. College Street, Suite 1690 Charlotte, North Carolina	28244
(Address of principal executive offices)	(Zip Code)

(704) 343-6011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of March 31, 2022, the registrant had 4,964,238 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STEELE CREEK CAPITAL CORPORATION

i

PART I

Item 1. Business

Steele Creek Capital Corporation (which is referred to as the “Company”, “we”, “us” and “our”) is a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC (the “Investment Advisor”), Moelis Asset Management LP and two affiliates (the “Members”). On October 7, 2020, MSC Capital LLC converted to a Maryland corporation, named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC (“Funding I”), a Delaware limited liability company.

We are externally managed by our Investment Advisor, an indirect subsidiary of Moelis Asset Management LP (“Moelis Asset”). Our Investment Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Investment Advisor also serves as the Administrator of the Company.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2021, no shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

As of December 31, 2021, our investment portfolio was comprised of 130 floating rate loans principally to large market U.S. based companies that totaled approximately $107.0 million at fair value and our net asset value (“NAV”) was $47.0 million. During the year ended December 31, 2021, we were committed to ramping our portfolio and invested $606.3 million. Our investments sold or repaid during this period totaled $569.4 million.

As of December 31, 2020, our investment portfolio was comprised of 84 first lien and second lien floating rate loans principally to large market U.S. based companies that totaled approximately $67.8 million at fair value and our net asset value (“NAV”) was $28.3 million. During the period July 1, 2020 (commencement of operations) through December 31, 2020, we were committed to ramping our portfolio and invested $181.3 million. Our investments sold or repaid during this period totaled $118.0 million.

Our Investment Advisor

Steele Creek Investment Management LLC, a Delaware limited liability company, serves as our investment advisor and is registered as an investment adviser with the SEC. Subject to the supervision of our Board of Directors (the “Board”), a majority of which is made up of directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. Directors who are “interested persons” as defined in Section 2(a)(19) of the 1940 Act are referred to herein as “Interested Directors.” Our Investment Advisor is a wholly-owned indirect subsidiary of Moelis Asset, indirectly controlled by Kenneth Moelis, and specializes in broadly syndicated loan investments.

The Investment Advisor’s investment team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments, and monitoring and servicing our investments. As of December 31, 2021, the Investment Team was comprised of 11 investment professionals, all of whom dedicate a substantial portion of their time to the Company. These individuals may have additional responsibilities other than those relating to us, but generally allocate a substantial portion of their time in support of our business and our investment objective as a whole. In addition, the Investment Advisor believes that, from its own resources and from that of its affiliate, Moelis Asset, it has access to excellent support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We benefit from the support provided by these personnel in our operations. The Investment Team employs a bottom-up analysis. The senior members of the Investment Team have been actively involved in the broadly syndicated loan investing market for an average of 20 years and have built strong relationships with private equity sponsors, banks and financial intermediaries.

The Investment Advisor has an investment committee (the “Investment Committee”) comprised of nine members that is responsible for approving all of our investments. The Investment Committee is chaired by Glenn Duffy, and the other members of the Investment Committee are Matthew Stouffer, Michael Audino, Alan DeKeukelaere, Paul Cal, Christopher Ryan, Jay Murphy, Nick Skudlarek, and Max Wagenberg.

The day to day management of the portfolio is overseen by the Investment Advisor’s Chief Investment Officer, Head of Portfolio Management & Trading, Chief Operating Officer and Senior Portfolio Manager. The extensive experience of the investment professionals serving on the Investment Committee includes expertise in broadly syndicated loans. The Investment Committee employs a due diligence process that assesses a prospective borrower’s credit risk and loss in default by examining the borrower’s financial projections, management teams, and relative value, and by modeling various default scenarios and other factors. The Investment Committee requires supermajority (two-thirds) approval, including by the Chief Investment Officer for all investment decisions taken, including the origination or purchase of new investments, by the Investment Advisor on our behalf. Additionally, the supermajority must include at least one member who is a representative of Moelis Asset.

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

Moelis Asset Management

Moelis Asset, the owner of the Investment Advisor, is a Delaware limited partnership formerly known as Moelis & Company Holdings LP, which, as of April 2014, acts as the parent company for various Kenneth Moelis-affiliated alternative asset management firms due to the initial public offering of Moelis & Company, a Delaware corporation (“Moelis & Company”). These Moelis Asset firms are wholly-owned by or are joint ventures with unaffiliated parties, and include Freeport Financial Partners LLC (direct lending), Gracie Asset Management (credit funds), Moelis Capital Partners LLC (private equity), Archean Capital Partners (seed investments in private equity managers), Collegium Global Partners LLC (seed investments in hedge fund managers), Crossbeam Venture Partners LLC (venture capital) and Third Crest Capital, LLC (algorithmic trading). Moelis Asset is under common control with Moelis & Company. Moelis & Company is a leading global independent investment bank that provides innovative strategic and financial advice to a diverse client base, including corporations, governments, sovereign wealth funds and financial sponsors. Moelis & Company and Moelis Asset are separate legal entities and Moelis & Company does not have any ownership interest in Moelis Asset. Kenneth Moelis remains the ultimate controlling shareholder of both Moelis Asset and Moelis & Company (collectively, “Moelis”); however he does not exercise governance or investment control over the individual investment advisers of Moelis Asset. Moelis Asset is provided certain administrative services by Moelis & Company pursuant to a services agreement, and also provides certain infrastructure to the Investment Advisor.

Market Opportunity

The Investment Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and monitoring and servicing our investments. The Investment Team believes that existing market conditions have combined to create an attractive investment environment for us.

Specifically:

●	The universe of broadly-syndicated fixed and floating rate loans (“BSL”) and corporate debt provides an opportunity set that the Investment Team believes offers an attractive risk-adjusted return. Specifically, the Investment Team believes it can generate strong returns and mitigate risk by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes are high quality with strong fundamentals and low default risk capable of withstanding significant downward pricing pressure.

●	The corporate debt market segment that the Investment Team will focus on is industry diverse and broad, and includes medium-to-large private and public multinational companies. The BSL market is approximately $1.35 trillion and offers a plethora of investment opportunities throughout the credit cycle. With the U.S. economy currently under stress, the Investment Team believes there are a significant number of mispriced BSLs that should offer strong returns for investors with a medium-to-long term investment horizon. Other types of attractive investment opportunities such as DIPs and rights offerings typically conducted by distressed issuers will become available as we move further down the credit cycle.

●	The Investment Team believes that CLO Securities have been a steady source of returns for investors historically and has the potential to offer investors high cash on cash returns with low credit risk and low correlation to traditional asset classes. Given that CLOs are floating rate instruments designed to mitigate interest rate sensitivity, investors may not directly suffer the same adverse effects that other asset classes may experience due to rising interest rates. The Investment Team has a strong track record of investing in CLO Securities, and believes that the strong risk-adjusted returns of investing in CLO Securities continue to offer attractive relative value.

●	The Investment Team further believes that there are currently favorable opportunities to invest at attractive expected risk-adjusted returns, including opportunities to make acquisitions of other companies or investment portfolios at attractive values during the current period of disruption and volatility in the financial markets.

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

The Investment Advisor believes that the Company’s investment objective can be achieved by primarily investing in first lien secured loans, CLO Securities, and to a lesser extent second lien and unsecured debt, which in some cases includes an equity component. First and second lien secured loans generally are senior debt instruments that are backed by an asset pledge and rank ahead of unsecured debt in a payment priority of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. The Investment Advisor believes that the Company’s investment objective can be achieved by primarily investing in a pool of medium-to-large sized broadly syndicated corporate bank loans, bonds, and other loans and debt securities. Secondarily, the Company will invest in CLO Securities and securities from restructured or restructuring companies such as DIP financings and rights offerings. The Company’s investments can include first lien secured loans, CLO Securities, and to a lesser extent second lien and unsecured debt, which in some cases includes an equity component, of small to large U.S. companies. First and second lien secured loans generally are senior debt instruments that are backed by an asset pledge and rank ahead of unsecured debt in a payment priority of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. A significant portion of the loans in which the Company may invest or get exposure to through its investments in structured securities may be deemed “Covenant-Lite Loans,” which means the loans contain fewer or no maintenance covenants than other loans and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached.

We will seek to maximize returns and minimize risk for our investors by applying detailed, fundamental credit analysis to make and monitor our portfolio investments. While the structure of our investments may vary, the Company can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. While our primary focus is to seek current income through investment in the debt of eligible privately-held companies, we may invest up to 30% of the portfolio in other purchases (either in the primary or secondary markets), including, for example, the equity and junior debt tranches of CLO Securities. Junior debt tranches of CLOs are subordinated and subject to prior repayment of different classes of senior debt that may be in priority ahead of the debt held by the company.

Structurally, CLOs are entities that are formed to hold a portfolio of senior secured loans made to companies whose debt is generally rated below investment grade or, in limited circumstances, unrated. The senior secured loans within a CLO are generally limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create an investment portfolio that is diverse by senior secured loan, borrower, and industry, with limitations on the number of non-U.S. borrowers. Within our 30% basket, we may make additional investments in debt and equity securities of financial companies and companies located outside of the United States, including emerging markets.

In addition, portfolio investments may also include corporate structured credit, CLO warehouses, collateralized debt obligations (“CDOs”), swaps, asset backed securities, preferred shares, corporate bonds, corporate bank loans, preferred stock, municipal bonds or loans and convertible securities. A CLO warehouse is a form of structured credit. Prior to a CLO closing, a CLO warehouse will be formed as a special purpose vehicle, which will purchase and “warehouse” a portion of the underlying loans that will be held by the CLO. The Company seeks to invest in credit and other assets that the Investment Advisor believes have strong structural protections, limited downside, and low long-term beta to the broader credit and equity markets. Beta measures the sensitivity of a security’s or portfolio’s return to the market’s return. Portfolios with high betas are generally more volatile than the market, and portfolios with low betas are less volatile.

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

We elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify and maintain our status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

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

Aerospace & Defense	High Tech Industries
Automotive	Hotel, Gaming & Leisure
Banking, Finance, Insurance & Real Estate	Media: Advertising, Printing & Publishing
Capital Equipment	Media: Broadcasting & Subscription
Chemicals, Plastics, & Rubber	Metals & Mining
Construction & Building	Retail
Consumer goods: Durable	Services: Business
Consumer goods: Non-durable	Services: Consumer
Containers, Packaging & Glass	Telecommunications
Energy: Electricity	Transportation: Cargo
Energy: Oil & Gas	Transportation: Consumer
Forest Products & Paper	Utilities: Electric
Healthcare & Pharmaceuticals

Listed below are the top ten industries in which our senior secured floating rate loans were invested as of December 31, 2021, represented as a percentage of our consolidated investment portfolio at fair value:

Industry	As of December 31, 2021
Healthcare & Pharmaceuticals	16.4%
Services: Business	11.4%
Telecommunications	10.6%
High Tech Industries	10.6%
Banking, Finance, Insurance & Real Estate	7.6%
Aerospace & Defense	6.4%
Transportation: Cargo	4.9%
Energy: Oil & Gas	4.8%
Capital Equipment	4.4%
Retail	3.7%

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

Investment Approach

The Investment Advisor employs an active investment strategy with a bottom-up approach to portfolio construction. The investment strategy is predicated on intensive credit underwriting process and active portfolio management and surveillance. The Investment Team of the Investment Advisor independently assesses the creditworthiness of the investment, quantifies the risk of each investment using the Investment Advisor’s proprietary credit grading methodology, measures the value cushion for each investment to determine recovery in a downside scenario, evaluates relative value, and analyzes governing agreements using a proprietary structure grade. Industry factors are considered as part of the underwriting process, as well as in portfolio construction. Surveillance extends the initial investment review process throughout the life of an investment, and the Investment Advisor has an ongoing portfolio risk monitoring process to identify deteriorating situations or investment opportunities. Finally, the investment approach is periodically refined as portfolio management actively responds to changing credit environments and manages for optimal risk adjusted returns. Risk-adjusted returns is a measure of the excess return per unit of risk in an investment strategy.

We believe our significant experience in analyzing and investing in corporate and structured credit provides us with a strong competitive advantage over other lenders with more limited experience investing in these markets. The Investment Advisor has deep expertise in evaluating, underwriting, monitoring and trading senior secured first lien loans and other corporate debt securities. In addition, the Investment Advisor also has deep expertise in evaluating the investment merits and structural considerations of CLO Securities.

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

The Investment Advisor believes it can mitigate risk by: (i) seeking the best relative value, which may equate to buying new loans and CLO Securities in the primary market at a discount or purchasing in the secondary market, and (ii) seeking to buy loans and CLO Securities that the Investment Advisor believes have strong fundamentals and low default risk.

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

Research analysts at the Investment Advisor are each responsible for coverage of specific industry verticals. The Investment Advisor’s research analysts average over 17 years of industry experience and have a deep understanding of their respective industries and credit underwriting in general. As it relates to the underwriting process, each analyst draws not only on their personal analytical skillset but also utilize their access to multiple sources of information: management, private and public research, consultants, industry participants, sponsors, and other sources.

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

CLO Securities

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

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees the Company receives from portfolio companies) that the Company accrues, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement we have entered into with the Administrator, and any interest expense and dividends paid on any issued and outstanding indebtedness or preferred stock, respectively, but excluding, for avoidance of doubt, the income-based incentive fee accrued under GAAP). Pre-incentive fee net investment income also includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the income-based incentive fees it received that was based on accrued interest that the Company never actually received. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

The portion of the incentive fee based on capital gains is payable at the end of each calendar year in arrears, equals 15% of cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC to the end of each calendar year, less cumulative net realized capital losses and unrealized capital depreciation. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation.

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

Fee Waivers

On February 18, 2021, the Company and the Advisor executed a Waiver Letter (the “Waiver”), whereby the Advisor agrees to waive all or such portion of the Base Management Fee, the Income Incentive Fee and the Capital Incentive Fee (collectively the “Fees”) that they would otherwise be entitled to receive under the Investment Advisory Agreement, dated as of September 16, 2020 (the ‘Agreement”) for any quarter prior to a Liquidity Event to the extent required in order for the Company to earn a quarterly net investment income plus net realized capital gains to maintain an annual distribution payment of shares of common stock outstanding of 6.0%. The Company’s performance will impact the amount and timing of the fee waivers.

For the year ended December 31, 2021, the Board executed a fee waiver to reduce the basis for the quarterly management fee from gross assets to fair value of investments. This fee waiver will be evaluated annually.

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

Private Offering

We have entered into and expect to enter into separate subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with a number of investors for the private placement of Common Stock (the “Private Offering”). To purchase shares in the Private Offering, investors must complete and sign a Subscription Agreement for a specific dollar amount equal to or greater than $25,000 and pay such amount at the time of subscription. Subsequent investments may be made in an amount not less than $5,000. Subscriptions will be effective only upon our acceptance, and we reserve the right to reject any subscription in whole or in part. All purchases will be made at a per-share price as determined by the Board (including any committee thereof). The per-share price shall be at least equal to the net asset value per share, as of a time within ten business days of the sale date, in accordance with the requirement contained in Section 23 of the 1940 Act. The Board (including any committee thereof) may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, to ensure that investors acquiring shares in the Company after other investors have already done so are apportioned their pro rata portion of the Company’s organizational and offering expenses.

Borrowings

On October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which holds the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period (earlier of the termination by the borrower or twelve-month anniversary of the closing date), the BNP Credit Facility bears interest at London Interbank Offered Rate, (“LIBOR”), plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise.

Funding I is required to pay an administrative agent fee equal to $25 thousand per annum and a structuring fee equal to 0.25% of the Maximum Facility Amount paid on the twelve-month anniversary of the closing date. Additionally, an unused fee is payable quarterly in arrears in an amount equal to 0.70% on the actual daily unused amount greater than 20% of the Maximum Facility Amount under the BNP Credit Facility from April 13, 2021 to the end of the revolving period.

On April 29, 2021, Funding I executed an amendment to the BNP Credit Facility. The amendment solidified the LIBOR transition to Secured Overnight Financing Rate (“SOFR”) for the planned discontinuation of LIBOR. The amendment also increased the Maximum Facility Amount from $45.0 million to $80.0 million.

On October 28, 2021, the Company executed an additional amendment to the Credit Agreement. Material amendments included at this time included the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and will be paid in three equal installments (December 2021, December 2022, and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants. Except as described above, all other terms and provisions of the Agreement remain in full force and effect.

In addition, we may enter into additional agreements for a credit facility and/or subscription facility (each, a “Credit Facility”). A Credit Facility may be secured by all of the assets of a wholly-owned subsidiary and special purpose entity, formed in order to establish such Credit Facility. Each Credit Facility will provide for borrowings to make additional investments and for other general corporate purposes. It is anticipated that a Credit Facility will bear interest at floating rates at to be determined spreads over LIBOR with a transition into SOFR and will be secured by the Company’s assets. The Credit Facility’s interest rate is subject to change, including as a result of the discontinuation of LIBOR and the establishment of alternative reference rates.

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

In addition, investment companies registered under the 1940 Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the 1940 Act. As a result, certain investors may hold a smaller position in our shares than if they were not subject to these restrictions.

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

Qualifying Assets

We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets,” which will be driven primarily through opportunities sourced through the Investment Advisor. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

Election to be Taxed as a RIC

We elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income or gains that we timely distribute as dividends to our stockholders. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize. See “Taxation of U.S. Stockholders” and “Taxation of Non-U.S. Stockholders,” below.

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

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable U.S. federal income tax rules as having original issue discount (“OID”) (such as debt instruments with payment in kind (“PIK”) interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, we may elect to amortize market discount on debt investments and currently include such amounts in our taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit our ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

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

We may invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or the 4% nondeductible U.S. federal excise tax.

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

Distributions

Distributions by us  generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or stock. To the extent that such distributions paid by us to non-corporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a reduced maximum U.S. federal income tax rate of 20%. In this regard, it is anticipated that our distributions generally will not be attributable to dividends received by us and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to U.S. stockholders as long-term capital gains (currently taxable at a maximum U.S. federal income tax rate of 20% in the case of non-corporate U.S. stockholders (including individuals)), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

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

The continuing COVID-19 pandemic, and the political, social, and economic disruptions resulting therefrom could cause a negative effect on the operations of the Company and its portfolio companies and service providers, including the Investment Advisor.

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

Risks Relating to our Business and Structure

Limited Operating History

We have a limited operating history. There can be no assurance that the results achieved by the past investments of the Investment Advisor will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any young business, including the risk that it will not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

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

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings

We may make some portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our Board will determine the fair value of these loans and securities in good faith as described elsewhere in this Annual Report. In connection with that determination, investment professionals from the Investment Advisor may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. We will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. The ultimate determination of fair value will be made by our Board and not by such third-party valuation firm. In addition, each of the Interested Directors has a pecuniary interest in the Investment Advisor. The participation of the Investment Advisor’s investment professionals in our valuation process, and the pecuniary interest in the Investment Advisor by certain members of our Board, could result in a conflict of interest as the Investment Advisor’s management fee is based, in part, on the value of our gross assets.

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

Additionally, Moelis Asset, Moelis Advisory or certain affiliates of Moelis Asset may possess information relating to issuers which is not known to the Investment Advisor, and Moelis Asset, Moelis Advisory or certain affiliates of Moelis Asset will be under no obligation to make such information available to the Investment Advisor or the Company. Moelis Asset and its affiliates’ or subsidiaries’ employees, including without limitation employees of the Investment Advisor, may also carry on investment activities for their own accounts and for family members and friends who do not invest in the Company, and may give advice and recommend securities to other managed accounts or investment funds which may differ from advice given to, or securities recommended for, the Company, even though their investment objective may be the same or similar.

Conflicts Related to Other Arrangements with Investment Advisor and the Investment Advisor’s Other Affiliates

We have entered into an Administration Agreement with the Administrator pursuant to which we are required to pay to the Administrator our allocable portion of overhead and other expenses, including rental expenses, incurred by the Administrator in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer, chief compliance officer and their respective staffs. This will create conflicts of interest that our Board will monitor. For example, we will be unable to preclude the Investment Advisor from marketing other funds or activities, some of whom may compete against us. We also will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Investment Advisor or others. Furthermore, in the event the Investment Advisory Agreement is terminated, we will be required to cease using the Investment Advisor’s materials. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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

Payment In Kind (“PIK”) Interest Payments

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

Uncertainty as to the Value of Certain Portfolio Investments

We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, we will value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 2 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the management fee may result in conflicts of interest between the Investment Advisor, on the one hand, and the stockholders of the Company on the other hand, with respect to valuation of investments.

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

Risks Related to Additional Compensation

The Investment Advisor or its affiliates, in the Investment Advisor’s discretion and from their own resources, will pay additional compensation, out of its own funds and not as an expense of the Company, to the Dealer Manager and certain Financial Intermediaries, in connection with the marketing of shares of the Company and/or shareholder servicing (“Additional Compensation”). The Investment Advisor may pay Additional Compensation to the Dealer Manager or a Financial Intermediary for, among other things, promoting the sale and distribution of Company shares, providing access to various programs, platforms or preferred or recommended lists, granting the Dealer Manager access to a Financial Intermediary’s financial advisors and consultants, providing assistance in the ongoing education and training, marketing support, and/or for recordkeeping, administrative, and shareholder services.

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

We may invest in floating-rate assets and incur indebtedness on a floating-rate basis as well, and intend to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which we invest, which is currently the LIBOR. Regulators in the U.K. have set a 2023 deadline for a transition away from LIBOR. The discontinuation of LIBOR creates uncertainty around the indebtedness we will incur on a floating-rate basis in the future. Because the base rate of our assets and indebtedness are expected to be the same and will therefore fluctuate on largely the same basis, the increased cost of our indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on our floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Uncertainty Relating to LIBOR

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, subsequent announcements by LIBOR’s administrator and supportive statements from the FCA and other regulators indicate that it is possible that certain of the most widely used USD LIBOR tenors may continue until mid-2023. The cessation of LIBOR for various currencies at the end of 2021 (and in 2023 for certain tenors of USD LIBOR) has resulted in fallbacks to replacement rates being used more widely, including in the instruments documenting certain of our financial obligations. For example, in the U.S., a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, called the Alternative Reference Rate Committee (“ARRC”) and comprised of a diverse set of private sector entities, has identified the Secured Overnight Financing Rate (or “SOFR”) as its preferred alternative rate for the U.S. LIBOR and the Federal Reserve Bank of New York has begun publishing SOFR daily. Many banks in the U.S. and lenders for loans in which we invest have begun entering into transactions where interest is determined based on SOFR or plan to do so during the course of 2022, as recommended by ARRC and certain regulators. Additionally, many financial contracts, including some which govern our financial obligations and the loans in which we invest, include replacement alternatives for LIBOR upon the cessation of LIBOR.

The potential consequences of these changes cannot be fully predicted and could have an adverse impact on the market value for LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, and could adversely affect the Company. Changes in market interest rates may influence our financing costs and returns on investments and could reduce our earnings and cash flows. In addition, any transaction process could involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments, and mismatches between rates in loans in which we invest and our Credit Facility.

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

In addition, we may, from time to time, possess material, non-public information, including information received due to participation on creditors’ committees, about a borrower or issuer. Such information or affiliation may limit the ability of the Company to buy and sell investments.

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

High Yield Debt

We may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities, and the market for high yield debt has recently experienced periods of volatility. The market values of this high yield debt may reflect individual corporate developments.

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

Bank Loans

We may invest a portion of our investments in loans originated by banks and other financial institutions. The loans invested in by us may include term loans, delayed draw loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes for bank loans increase, new bank loans are frequently adopting standardized documentation to facilitate loan trading, which may improve market liquidity. There can be no assurance that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity.

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

CLO Investments

We may invest in CLO Securities. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the debt of the underlying companies. As a result, we and our stockholders may not know the details of the underlying holdings of the CLOs in which we may invest.

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

Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies

We may not be in a position to control any portfolio company by investing in its debt securities and do not generally intend to hold controlling equity positions. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interest as debt investors. Due to the potential lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Potential Incurrence of Debt by Portfolio Companies That Ranks Equally With, or Senior to, Our Investments

The characterization of certain of our investments as senior debt or senior secured debt does not mean that such debt will necessarily be repaid in priority to all other obligations of the businesses in which we invest. Furthermore, debt and other liabilities incurred by non-guarantor subsidiaries of the borrowers of senior secured loans made by us may be structurally senior to the debt held by us. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, the debt and other liabilities of such subsidiaries could be repaid in full before any distribution can be made to an obligor of the senior secured loans held by us. Finally, portfolio companies will typically incur trade credit and other liabilities or indebtedness, which by their terms may provide that their holders are entitled to receive principal payments on or before the dates payments are due in respect of the senior secured loans held by us. Where we hold a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that we would have been able to achieve in the absence of such other debt.

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

Realizing Gains From Equity Investments

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. However, the equity interests we acquire may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Risks Associated with Original Issue Discount (“OID”) and PIK Interest Income

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

Required Distributions and the Recognition of Income

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK   interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

The continuation of the COVID-19 pandemic, and the political, social, and economic disruptions resulting therefrom could cause a negative effect on the operations of the Company and its service providers, including the Investment Advisor (or any of the key personnel of the Investment Advisor or its service providers). The Investment Advisor’s personnel have been and may continue or in the future become subject to stay-at home orders or employer work-from home programs, which could cause disruptions to the services provided to the Company. The Investment Advisor relies on its available resources, including Moelis Asset and other Moelis-affiliated entities, in connection with the services provided to the Company which in some cases may be limited or such resources may be disrupted. There can be no assurance that the Investment Advisor’s available resources or its personnel responsible for providing services to the Company will ultimately result in the same services that would have been provided if disruptions caused by COVID-19 had not occurred. The Investment Advisor has adjusted, and expects that there will be cases in the future where the Investment Advisor will need to adjust, its operations, including the operations of personnel responsible for providing advisory services to the Company, as appropriate to meet evolving business needs of the Investment Advisor and the needs of clients. The Investment Advisor expects to make adjustments as needed to operations in response to disruptions, including but not limited to political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company is exposed.

This outbreak has had, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to investors, among other things. As of the date of this Annual report, this outbreak has been ongoing and it is impossible to determine how this, or any future outbreaks, and its effect or the full potential impact on the Company, the Investment Advisor or its affiliates, and portfolio companies or investments.

With respect to the U.S. credit markets (in particular for broadly syndicated loans), this outbreak has resulted in the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects may be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. In the event of another mutation of COVID-19, the above may continue.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies

Certain of our investments are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our investments’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Risks Related to Invasion of Ukraine

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect investments made by the Investment Advisor or its business operations. The Investment Advisor will continue to monitor the situation as it develops.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we did not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 201 S. College Street, Suite 1690, Charlotte, NC 28244. We believe that our current office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2021:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	4,311,321
Preferred Stock, par value $0.001 per share	50,000,000	-

Holders

As of March 31, 2022, there were 112 holders of record of our Common Stock.

Distribution Policy

To the extent that we have funds available, we intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board. Any dividends to our stockholders will be declared out of assets legally available for distribution.

We elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax.

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

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended December 31, 2021, the Company issued and sold 1,678,093 shares of Common Stock at an aggregate purchase price of approximately $18.4 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides additional disclosures on the company’s performance, accounting practices, compliance with laws and regulations and should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to MSC Capital LLC prior to the Conversion (as defined herein), and Steele Creek Capital Corporation on and after the Conversion.

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

Overview

We are a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are a externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC, Moelis Asset and two affiliates. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation (the “Conversion”), named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC, a Delaware limited liability company.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2021, no shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

Revenues

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. We generally expect our debt investments to bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on debt securities is generally payable quarterly or semi-annually. In some instances, we expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity is also expected to reflect the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

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

Compensation Paid to the Dealer Manager and Participating Financial Intermediaries

The Company has engaged S2K Financial LLC as dealer manager to assist with the placement of the Company’s shares (“Dealer Manager”). Certain investors will pay a maximum upfront sales load of up to 5.5% of the Company’s net asset value per share for combined upfront selling commissions and dealer manager fees. Investors will pay a maximum upfront selling commission of 3.0% and a maximum dealer manager fee of 2.5%. The purchase price paid by an investor will be the Company’s net asset value per share plus all upfront selling commissions and dealer manager fees. All or a portion of selling commissions and dealer manager fees may be reduced or eliminated in connection with certain categories of sales such as, without limitation, sales through investment advisers or sales to our affiliates.

The Company will pay to the Dealer Manager a shareholder servicing fee (“Shareholder Servicing Fee”) at a maximum annual rate equal to 0.0% of the Company’s net assets up to $28.2 million and of 1.0% of the Company’s net assets over $28.2 million. The Shareholder Servicing Fee will be payable on a monthly basis. With respect to each share sold, the Shareholder Servicing Fee will be paid until the third anniversary of the applicable month of purchase. All or a portion of which may be reallowed by the Dealer Manager to participating Financial Intermediaries. The purpose of the Shareholder Servicing Fee is to reimburse our Dealer Manager for costs incurred by selected Financial Intermediaries and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Fee is paid pursuant to a Servicing Plan adopted by the Board, including a majority of the Independent Directors and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. The Servicing Plan will remain in effect for so long as such continuance is reapproved annually by the Board. We estimate the organization and offering expenses to be paid by us will be $1.5 million, which equals 1% of the gross offering proceeds if we sell $150 million of shares in the initial 12-month period of the Private Offering following the initial filing date of our Form 10. Through December 31, 2021, we have paid $0.8 million in organizational and offering costs on 4,311,321 shares.

The Investment Advisor or its affiliates, in the Investment Advisor’s discretion and from their own resources, will pay additional compensation to our Dealer Manager in connection with the sale and servicing of shares. In return for the Additional Compensation, the Company may receive certain marketing advantages. Our Dealer Manager may reallow all or a portion of the Additional Compensation to participating Financial Intermediaries. The Additional Compensation will not be paid by our shareholders.

Current Market Conditions

Despite concerns surrounding the Omicron variant of COVID-19 and the associated volatility in risk assets, the fourth quarter of 2021 was met with record leveraged loan new issuance with M&A and LBO’s driving half of the activity. The Credit Suisse Leveraged Loan Index returned 0.71% for the quarter, with the average bid price down 3 basis points to 98.39 and defaults hit a 10 year low with the trailing twelve-month default rate falling to 0.6% according to Fitch Ratings.

As regulated banks will no longer be able to issue LIBOR-based loans starting January 1, 2022, the transition to the widely accepted replacement rate of SOFR began throughout the quarter ended December 31, 2021, with a handful of deals pricing off the new base rate. While there has been an orderly initial reaction to the shift, this will continue to be a dominant theme leading into 2022.

COVID-19 Developments

The transmission of COVID-19 and efforts to contain its spread have resulted in, among other things, border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, lower consumer demand for goods and services, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, and prolonged quarantines, as well as general concern and uncertainty. The impact of the COVID-19 outbreak has affected the global economy, the economies of individual countries, and the financial performance of individual issuers, sectors, industries, asset classes, and markets in significant and unforeseen ways. The COVID-19 pandemic and its effects may last for an extended period of time, and in either case could result in significant market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could disrupt the operations of the Company and its service providers, adversely affect the value and liquidity of the Company’s investments, and negatively impact the Company’s performance and your investment in the Company.

Portfolio and Investment Activity

As of December 31, 2021, our portfolio had a fair market value of approximately $107.0 million, a cost basis of approximately $106.4 million and was comprised of leveraged loans, measured at fair value. Our loan portfolio consisted of 130 investments in 25 industries. The following table depicts a summary of the portfolio as of December 31, 2021 (in thousands):

Investments
Cost	$106,443
Cumulative Net Unrealized Appreciation	554
Fair Value	$106,997
Yield at Cost	4.90%

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

As of December 31, 2021, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 80.8% of our loan portfolio (at fair value) and 80.8% of our loan portfolio (at cost) having an interest rate floor above 0.0%. The composition of our floating rate loan portfolio by interest rate floor as of December 31, 2021, was as follows (in thousands):

	December 31, 2021
Interest Rate Floor	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	$20,539	19.20%	$20,465	19.23%
0.50%	29,680	27.74%	29,515	27.73%
0.75%	36,763	34.35%	36,468	34.26%
1.00%	20,015	18.71%	19,995	18.78%
	$106,997	100.00%	$106,443	100.00%

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

The portfolio is actively managed, with a turnover ratio of 612.5 % for the year ended December 31, 2021, our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. We do not expect to maintain this level of turnover ratio as this level is inflated due to the ramping of the portfolio and fundraising. However, this high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The average yield for the year ended December 31, 2021 on the investment was 4.87%. The following tables depict the portfolio activity (in thousands):

	Year ended December 31, 2021	Period July 1, 2020 (commencement of operations) to December 31, 2020
Fair Value, Beginning	$67,811	$-
Investment contributions	-	2,858
Purchases	606,314	181,297
Sales and Repayments	(569,373)	(117,998)
Payment in-kind interest income	6	-
Non-cash income accrual	175	79
Net realized gains	2,365	720
Net unrealized (depreciation) appreciation	(301)	855
Fair Value, Ending	$106,997	$67,811

	Year ended December 31, 2021	Period July 1, 2020 (commencement of operations) to December 31, 2020
Investments, Beginning	84	-
Investment contributions	-	3
Purchases	441	151
Complete exit	(395)	(70)
Investments, Ending	130	84

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $0.8 million at fair value, or 0.8% of the total portfolio, as of the year ended December 31, 2021. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2021:

As of December 31, 2021
Healthcare & Pharmaceuticals	16.4%
Services: Business	11.4%
Telecommunications	10.6%
High Tech Industries	10.6%
Banking, Finance, Insurance & Real Estate	7.6%
Aerospace & Defense	6.4%
Transportation: Cargo	4.9%
Energy: Oil & Gas	4.8%
Capital Equipment	4.4%
Retail	3.7%
Hotel, Gaming & Leisure	2.7%
Automotive	1.9%
Containers, Packaging & Glass	1.8%
Energy: Electricity	1.8%
Services: Consumer	1.8%
Construction & Building	1.8%
Consumer goods: Durable	1.3%
Media: Advertising, Printing & Publishing	1.3%
Chemicals, Plastics, & Rubber	1.2%
Forest Products & Paper	0.9%
Consumer goods: Non-durable	0.7%
Media: Broadcasting & Subscription	0.5%
Transportation: Consumer	0.5%
Utilities: Electric	0.5%
Metals & Mining	0.5%
100.0%

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our loan portfolio of $0.8 million at fair value, or 1.2% of the total portfolio, as of December 31, 2020. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2020:

As of December 31, 2020
Healthcare & Pharmaceuticals	14.3%
Containers, Packaging & Glass	10.3%
Banking, Finance, Insurance & Real Estate	9.5%
Services: Business	9.5%
Aerospace & Defense	8.1%
High Tech Industries	5.9%
Telecommunications	5.7%
Services: Consumer	4.4%
Media: Broadcasting & Subscription	4.3%
Transportation: Cargo	3.8%
Energy: Electricity	3.7%
Automotive	3.1%
Construction & Building	3.0%
Transportation: Consumer	2.2%
Media: Advertising, Printing & Publishing	1.5%
Capital Equipment	1.5%
Forest Products & Paper	1.5%
Retail	1.5%
Energy: Oil & Gas	1.5%
Wholesale	1.2%
Hotel, Gaming & Leisure	1.1%
Environmental Industries	1.1%
Utilities: Electric	0.7%
Consumer Goods: Durable	0.6%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	For the year ended December 31, 2021	For the period from July 1, 2020 (commencement of operations) to December 31, 2020
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$4,417	$717
Other income	14	9
Total investment income	4,431	726

Expenses:
Management fees	1,766	232
Interest and debt financing expenses	1,134	85
Professional fees	482	343
Other general and administrative expenses	466	36
Incentive fees	308	144
Administration expenses	175	38
Offering costs – paid by Moelis Asset	116	129
Directors’ fees	80	19
Organization costs	-	112
Custody fees	30	11
Organizational costs – paid by Moelis Asset	23	364
Total expenses	4,580	1,513
Less: management fees waived	(814)	(232)
Incentive fee waiver	-	(144)
Net expenses	3,766	1,137
Net investment income (loss)	665	(411)
Net realized gain on non-controlled/non-affiliate company investments	2,365	720
Net unrealized (depreciation) appreciation on non-controlled/non-affiliate investments	(301)	855
Net realized and unrealized gain on investments	2,064	1,575
Net increase in net assets resulting from operations	$2,729	$1,164

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the twelve months ended December 31, 2021 and for the period July 1, 2020 (commencement of operations) to December 31, 2020 was approximately $4.4 million and $0.7 million, respectively.

Total Expenses

Total expenses for the year ended December 31, 2021 of approximately $4.6 million include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Total expenses for the period July 1, 2020 (commencement of operations) to December 31, 2020 of approximately $1.5 million include administrator fees, custody fees, legal fees, audit and tax service expenses, third-party valuation fees and other general and administrative expenses. Expenses are recognized on an accrual basis. Moelis Asset, parent of the Investment Advisor paid approximately $0.1 million of organizational and offering costs incurred by the Company related to the formation of the entity for the year ended December 31, 2021. Moelis Asset will incur these expenses and they will not be charged back to the Company. Moelis Asset, parent of the Investment Advisor paid approximately $0.5 million of organizational costs incurred by the Company related to the formation of the entity, Moelis Asset will incur these expenses for the period July 1, 2020 (commencement of operations) to December 31, 2020 and they will not be charged back to the Company.

For the year ended December 31, 2021, the Investment Advisor waived $0.8 million of management and incentive fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the year ended December 31, 2021 of approximately $4.6 million to $3.8 million. For the period July 1, 2020 (commencement of operations) to December 31, 2020, the Investment Advisor waived $0.4 million of management and incentive fees.

Net Realized Gain on Investments

Sales and repayments of investments during the year ended December 31, 2021 totaled approximately $569.4 million resulting in net realized gains of approximately $2.4 million. Sales and repayments of investments during the period July 1, 2020 (commencement of operations) through December 31, 2020 totaled approximately $118.0 million resulting in net realized gains of approximately $0.7 million.

Net Unrealized Appreciation on Investments

Unrealized depreciation for the year ended December 31, 2021 of approximately $0.3 million and unrealized appreciation of $0.9 million for the period July 1, 2020 (commencement of operations) through December 31, 2020, reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

Taxes

We elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

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

Capital Contributions

For the year ended December 31, 2021, the Company issued and sold 1,678,093 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $18.4 million. For the period July 1, 2020 (commencement of operations) through December 31, 2020, the Company issued and sold 2,633,228 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $27.1 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2021, no shares have been tendered through the share repurchase program

As of December 31, 2021, the Company issued 4,311,321 shares of Common Stock.

Borrowings

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period, it bears interest at LIBOR plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the year ended December 31, 2021, we had an average of $53.2 million outstanding under the BNP Credit Facility. For the period October 13, 2020 through December 31, 2020, we had an average of $8.6 million outstanding under the BNP Credit Facility.

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

On October 28, 2021, the Company executed an additional amendment to the Credit Agreement. Material amendments included at this time include the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and will be paid in three equal installments (December 2021, December 2022, and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants. Except as described above, all other terms and provisions of the Agreement remain in full force and effect.

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board. Any dividends to our stockholders will be declared out of assets legally available for distribution.

We intend for the Company to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax.

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

As of December 31, 2021 and December 31, 2020, the Company had total senior securities of $70.4 million and $27.8 million, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 166.8% and 201.9%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

Critical Accounting Policies and Estimates

Valuation Procedures

Under procedures established by our Board and in accordance with the 1940 Act, we value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value, subject at all times to the oversight and approval of our Board. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Investment Advisor, together with our independent valuation advisors, and subject at all times to the oversight and approval of our Board, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. We have retained one or more independent providers of financial advisory services to assist the Investment Advisor and the Board by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

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

Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

Investment Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliate company investments” on the Consolidated Statements of Operations.

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

Expenses

For the year ended December 31, 2021, the Company incurred expenses of approximately $4.6 million, primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. For the period July 1, 2020 (commencement of operations) through December 31, 2020, the Company incurred expenses of $1.5 million primarily related to organization expenses, professional fees, directors’ fees, insurance expenses, interest and credit facility expenses, offering costs and administration and custodian fees.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2021 and December 31, 2020, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of December 31, 2021 and December 31, 2020 the Company had unfunded commitments of $2.0 million and $0.4 million, respectively.

Related Party Transactions

During the period July 1, 2020 (commencement of operations) through December 31, 2020, affiliates of the Company contributed $21.5 million of cash and $2.9 million of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with FASB No.116 – Accounting for Contributions Received and Contributions Made. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25.9 million of the Company’s net assets. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25.0 million of the Company’s net assets.

For the year ended December 31, 2021, Moelis Asset contributed $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. For the period July 1, 2020 (commencement of operations) to December 31, 2020, Moelis Asset, parent of the Investment Advisor contributed approximately $0.6 million to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the year ended December 31, 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor. For the period July 1, 2020 (commencement of operations) to December 31, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, for the period October 7, 2020 (conversion) to December 31, 2020 the Company accrued directors’ compensation for the three independent directors of $19 thousand in accordance with the governing documents. For the year ended December 31, 2021, the Company incurred $80 thousand in directors’ fees expense. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the year ended December 31, 2021, the Company incurred $0.1 million of organizational and offering costs. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period. Moelis Asset, parent of the Investment Advisor, paid approximately $0.1 million of organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset incurred these expenses and they will not be charged back to the Company.

For the period July 1, 2020 (commencement of operations) to December 31, 2020, the Company incurred $0.6 million of organizational and offering costs. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period. Moelis Asset, parent of the Investment Advisor, paid approximately $0.5 million of organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset incurred these expenses and they will not be charged back to the Company.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Investor Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for a two year term, under which the Investment Advisor, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. Net management fees for the year ended December 31, 2021 were $1.0 million. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Company did not charge a management fee for the period the Company was an LLC, July 1, 2020 (commencement of operations) through October 6, 2020. For the period October 7, 2020 (Conversion) through December 31, 2020, the Company waived the management fee. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On January 7, 2022, the Company issued and sold 401,369 shares of its common stock to certain investors for an aggregate offering price of $4.4 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On January 21, 2022, the Company issued and sold 61,059 shares of its common stock to certain investors for an aggregate offering price of $0.7 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On February 4, 2022, the Company issued and sold 65,809 shares of its common stock to certain investors for an aggregate offering price of $0.7 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On February 18, 2022, the Company issued and sold 9,299 shares of its common stock to certain investors for an aggregate offering price of $0.1 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 4, 2022, the Company issued and sold 34,875 shares of its common stock to certain investors for an aggregate offering price of $0.4 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 18, 2022, the Company issued and sold 80,506 shares of its common stock to certain investors for an aggregate offering price of $0.8 million. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 22, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended (the “Agreement”). Material amendments to the Agreement include the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 140 basis points plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80 million to $95 million and the language and requirements related to the Agreed Upon Procedure were amended to be more appropriate for the underlying collateral.

The Company opened a tender offer on March 1, 2022. The Company is offering to purchase up to 346,839 shares, which represents 10% of the weighted average of the number of shares outstanding during the 12-month period ended December 31, 2021, at a price per share equal to our net asset value per share as of March 31, 2022. The tender offer will expire on March 30, 2022. The Company will file an amended Schedule TO with the results of the tender offer promptly after its expiration.

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

As of December 31, 2021, 100% of our loan portfolio bore interest at floating rates with 80.8% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$2,753	$(2,146)	$607
Up 200 basis points	1,678	(1,430)	248
Up 100 basis points	604	(715)	(111)

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.

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

Item 8. Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and the period July 1, 2020 (Commencement of Operations) through December 31, 2020	F-4
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2021 and the period July 1, 2020 (Commencement of Operations) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and the period July 1, 2020 (Commencement of Operations) through December 31, 2020	F-6
Consolidated Schedules of Investments as of December 31, 2021 and 2020	F-7
Notes to the Consolidated Financial Statements	F-16

GRANT THORNTON LLP

757 Third Avenue, 9th Floor

New York, NY, 10017

D +1 212 599 0100

F +1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Steele Creek Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Steele Creek Capital Corporation (a Maryland corporation), and subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2021 and for the period from July 1, 2020 (commencement of operations) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 1, 2020 (commencement of operations) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2022

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Investments:
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $106,443 and $66,956, respectively)	$106,997	$67,811
Cash	8,449	3,206
Receivable for investments sold	62,363	28,092
Prepaid expenses and other assets	151	192
Interest receivable	310	96
Total assets	$178,270	$99,397

Liabilities
Credit facility	70,380	27,800
Payable for investments purchased	58,872	42,426
Management fees payable	269	-
Interest payable	11	38
Incentive fees payable	309	-
Accounts payable and accrued expenses	312	349
Directors’ fees payable	17	19
Distributions payable	1,107	425
Total liabilities	131,277	71,057

Commitments and contingencies (Note 9)

Net Assets:
Common shares, $0.001 par value, 4,311,321 shares authorized, 4,311,321 and 2,633,228 shares issued and outstanding, respectively	$4	$3
Paid-in-capital in excess of par value	46,633	28,049
Total distributable earnings	356	288
Total net assets	$46,993	$28,340

Total liabilities and net assets	$178,270	$99,397

Net asset value per share	$10.90	$10.76

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended December 31, 2021	For the period from July 1, 2020 (commencement of operations) through December 31, 2020
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$4,417	$717
Other income	14	9
Total investment income	4,431	726

Expenses:
Management fees	1,766	232
Interest and debt financing expenses	1,134	85
Professional fees	482	343
Other general and administrative expenses	466	36
Incentive fees	308	144
Administration expenses	175	38
Offering costs - paid by Moelis Asset	116	129
Directors’ fees	80	19
Organizational costs	-	112
Custody fees	30	11
Organizational costs - paid by Moelis Asset	23	364
Total expenses	4,580	1,513
Less: management fees waived	(814)	(232)
Incentive fee waiver	-	(144)
Net expenses	3,766	1,137
Net investment income (loss)	665	(411)

Realized and unrealized gain on investments:
Net realized gain on non-controlled/non-affiliate company investments	2,365	720
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliate company investments	(301)	855

Total net realized and unrealized gain on investments	2,064	1,575

Net increase in net assets resulting from operations	$2,729	$1,164

Per share data:
Net investment income (loss) per share - basic and diluted	$0.19	$(0.21)
Net increase in net assets resulting from operations per share - basic and diluted	$0.79	$0.59
Weighted average shares outstanding - basic and diluted	3,472	1,984

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the year ended December 31, 2021	For the period from July 1, 2020 (commencement of operations) through December 31, 2020
Operations
Net investment income (loss)	$665	$(411)
Net realized gain on investments	2,365	720
Net change in unrealized (depreciation) appreciation on investments	(301)	855
Net increase in net assets resulting from operations	2,729	1,164

Distributions to Stockholders
Distributions of realized income	(2,662)	(425)

Capital Share Transactions
Issuance of common shares	18,448	27,108

Organizational and offering costs
Contributions for organizational and offering costs	36	595
Deferred offering costs	102	(102)
	138	493

Net Assets
Net increase in net assets during the period	18,653	28,340
Net assets at beginning of period	28,340	-
Net assets at end of period	$46,993	$28,340

Capital Share Activity
Issuance of common shares	1,678	2,633
Shares issued and outstanding at beginning of period	2,633	-
Shares issued and outstanding at end of period	4,311	2,633

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(in thousands, except per share data)

	For the year ended December 31, 2021	For the period from July 1, 2020 (commencement of operations) through December 31, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,729	$1,164

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(606,314)	(181,297)
Proceeds from sales of investments and paydowns	569,373	117,998
Payment in-kind interest income	(6)	-
Amortization of premium/accretion of discount, net	(175)	(79)
Net realized gain on investments	(2,365)	(720)
Net change in unrealized depreciation (appreciation) on investments	301	(855)
Adjustment from Moelis Asset for organizational expenses	-	70
Amortization of offering costs	115	129
Changes in operating assets and liabilities:
Receivable for investments sold	(34,271)	(28,092)
Prepaid expenses and other assets	41	(192)
Interest receivable	(214)	(96)
Payable for investments purchased	16,446	42,426
Management fees payable	269	-
Interest payable	(27)	38
Inventive fees payable	309	-
Accounts payable and accrued expenses	(37)	349
Directors’ fees payable	(2)	19
Net cash used in operating activities	(53,828)	(49,138)

Cash flows from financing activities:
Proceeds from issuance of common shares	18,448	24,250
Proceeds from issuance of debt	42,580	27,800
Contribution from Moelis Asset for organizational and offering costs	36	525
Payments of offering costs	(13)	(231)
Stockholder distributions paid	(1,980)	-
Net cash provided by financing activities	59,071	52,344

Net increase in Cash	5,243	3,206
Cash, beginning of period	3,206	-
Cash, end of period	$8,449	$3,206

Supplemental disclosure of Cash Flow Information:
Operating activities:
Contribution of loan investments	$-	$2,858
Interest paid	1,161	47

Financing activities:
Contribution of loan investments from Members	$-	$2,858

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Non-controlled/Non-Affiliate Investments
Term Floating Rate Loans – 227.7% of Net Assets (4)
Aerospace & Defense
Amentum Government Services Holdings LLC	2/1/2027	5.50%	L + 4.75%	0.75%	993	$976	$994	2.1%
HDT Holdco, Inc.	6/30/2027	6.50%	L + 5.75%	0.75%	975	947	966	2.1%
MAG DS Corp.	4/1/2027	6.50%	L + 5.50%	1.00%	953	913	877	1.9%
Peraton Corp.	2/1/2028	4.50%	L + 3.75%	0.75%	993	988	995	2.1%
Setanta Aircraft Leasing DAC	11/2/2028	2.14%	L + 2.00%	0.14%	1,000	998	1,001	2.1%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.)	1/15/2025	4.25%	L + 3.75%	0.50%	994	991	996	2.1%
Vertex Aerospace Services Corp.	12/6/2028	4.75%	L + 4.00%	0.75%	1,000	995	1,000	2.1%
Total Aerospace & Defense						6,808	6,829	14.5%

Automotive
Autokiniton US Holdings, Inc.	4/6/2028	5.00%	L + 4.50%	0.50%	995	993	998	2.1%
First Brands Group, LLC	3/30/2027	6.00%	L + 5.00%	1.00%	997	997	1,004	2.2%
Total Automotive						1,990	2,002	4.3%

Banking, Finance, Insurance & Real Estate
Baldwin Risk Partners, LLC	10/14/2027	4.00%	L + 3.50%	0.50%	1,108	1,094	1,103	2.4%
DRW Holdings, LLC	2/24/2028	3.85%	L + 3.75%	0.10%	902	898	900	1.9%
FinCo I LLC	6/27/2025	2.60%	L + 2.50%	0.10%	494	493	493	1.0%
HIG Finance 2 Limited	11/12/2027	4.00%	L + 3.25%	0.75%	1,489	1,489	1,484	3.2%
Jane Street Group, LLC	1/26/2028	2.85%	L + 2.75%	0.10%	995	986	989	2.1%
KREF Holdings X LLC	9/1/2027	3.69%	L + 3.50%	0.19%	500	500	501	1.1%
LendingTree, Inc.(7)	8/24/2028	4.15%	L + 4.00%	0.15%	1,500	(14)	1	0.0%
Newport Parent, Inc.	12/10/2027	7.50%	L + 6.50%	1.00%	488	470	490	1.0%
Resolute Investment Managers, Inc.	4/30/2024	5.25%	L + 4.25%	1.00%	711	706	713	1.5%
Russell Investments US Institutional Holdco, Inc.	5/30/2025	4.50%	L + 3.50%	1.00%	1,000	991	1,001	2.1%
Ryan Specialty Group, LLC	9/1/2027	3.75%	L + 3.00%	0.75%	496	498	497	1.1%
Total Banking, Finance, Insurance & Real Estate						8,111	8,172	17.4%

Capital Equipment
American Trailer World Corp.	3/3/2028	4.50%	L + 3.75%	0.75%	995	996	993	2.1%
DMT Solutions Global Corporation	7/2/2024	8.50%	L + 7.50%	1.00%	728	730	713	1.5%
DS Parent, Inc.	12/10/2028	6.50%	L + 5.75%	0.75%	2,000	1,940	1,955	4.2%
Energy Acquisition LP	6/26/2025	4.35%	L + 4.25%	0.10%	1,169	1,153	1,162	2.5%
Total Capital Equipment						4,819	4,823	10.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Chemicals, Plastics, & Rubber
DCG Acquisition Corp.	9/30/2026	4.60%	L + 4.50%	0.10%	241	$241	$241	0.4%
LSF11 A5 Holdco LLC	10/15/2028	4.25%	L + 3.75%	0.50%	500	500	500	1.1%
Sparta U.S. Holdco LLC	4/28/2028	4.25%	L + 3.50%	0.75%	500	498	501	1.1%
Total Chemicals, Plastics, & Rubber						1,239	1,242	2.6%

Construction & Building
Janus International Group, LLC	2/12/2025	4.25%	L + 3.25%	1.00%	895	897	895	2.0%
Michael Baker International, LLC	12/1/2028	5.75%	L + 5.00%	0.75%	1,000	990	1,010	2.1%
Total Construction & Building						1,887	1,905	4.1%

Consumer Goods: Durable
Mannington Mills, Inc.	8/6/2026	3.97%	L + 3.75%	0.22%	436	436	436	0.9%
Pelican Products, Inc.	12/29/2028	4.75%	L + 4.25%	0.50%	1,000	996	997	2.1%
Total Consumer Goods: Durable						1,432	1,433	3.0%

Consumer Goods: Non-Durable
Conair Holdings LLC	5/17/2028	4.25%	L + 3.75%	0.50%	748	745	749	1.6%
Total Consumer Goods: Non-Durable						745	749	1.6%

Containers, Packaging & Glass
Canister International Group Inc.	12/21/2026	4.85%	L + 4.75%	0.10%	494	492	496	1.1%
Mar Bidco S.a r.l. (5)	6/28/2028	4.75%	L + 4.25%	0.50%	106	105	106	0.2%
Plaze, Inc.	8/3/2026	4.50%	L + 3.75%	0.75%	668	659	663	1.4%
Sabert Corporation	11/26/2026	5.50%	L + 4.50%	1.00%	706	702	707	1.5%
Total Containers, Packaging & Glass						1,958	1,972	4.2%

Energy: Electricity
Astoria Energy LLC	12/10/2027	4.50%	L + 3.50%	1.00%	983	979	982	2.1%
Hamilton Projects Acquiror, LLC	6/17/2027	5.50%	L + 4.50%	1.00%	985	965	986	2.1%
Total Energy: Electricity						1,944	1,968	4.2%

Energy: Oil & Gas
AL NGPL Holdings, LLC	4/14/2028	4.75%	L + 3.75%	1.00%	748	753	754	1.6%
ChampionX Holding Inc.	6/3/2027	6.00%	L + 5.00%	1.00%	925	918	938	2.0%
CQP Holdco LP	6/5/2028	4.25%	L + 3.75%	0.50%	1,244	1,238	1,243	2.6%
Lucid Energy Group II Borrower, LLC	11/22/2028	5.00%	L + 4.25%	0.75%	1,000	990	990	2.2%
Navitas Midstream Midland Basin, LLC	12/13/2024	4.75%	L + 4.00%	0.75%	755	753	755	1.6%
Prairie ECI Acquiror LP	3/11/2026	4.85%	L + 4.75%	0.10%	500	490	485	1.0%
Total Energy: Oil & Gas						5,142	5,165	11.0%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	2/9/2028	4.50%	L + 3.75%	0.75%	995	986	994	2.1%
Total Forest Products & Paper						986	994	2.1%

Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	12/29/2023	6.25%	L + 5.25%	1.00%	975	944	935	2.0%
ANI Pharmaceuticals, Inc.	5/24/2027	6.75%	L + 6.00%	0.75%	1,000	987	1,005	2.1%
ASP Navigate Acquisition Corp.	10/6/2027	5.50%	L + 4.50%	1.00%	997	997	1,002	2.1%
Aveanna Healthcare LLC	6/30/2028	4.25%	L + 3.75%	0.50%	405	403	403	0.9%
Aveanna Healthcare LLC (7)	6/30/2028	4.25%	L + 3.75%	0.50%	94	-	-	0.0%
Bayou Intermediate II, LLC	5/15/2028	5.25%	L + 4.50%	0.75%	1,000	995	1,005	2.1%
Carestream Dental Technology Parent Limited	9/2/2024	5.00%	L + 4.50%	0.50%	1,000	990	1,000	2.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
CCRR Parent, Inc.	3/6/2028	4.50%	L + 3.75%	0.75%	992	$988	$993	2.1%
Confluent Health, LLC	11/30/2028	4.10%	L + 4.00%	0.10%	789	785	790	1.7%
Confluent Health, LLC (7)	11/30/2028	4.10%	L + 4.00%	0.10%	170	-	-	0.0%
FC Compassus, LLC	12/31/2026	5.00%	L + 4.25%	0.75%	990	988	991	2.1%
Global Medical Response, Inc.	9/24/2025	5.25%	L + 4.25%	1.00%	495	487	494	1.1%
Golden State Buyer, Inc.	6/22/2026	5.50%	L + 4.75%	0.75%	995	987	992	2.1%
Help at Home, LLC	10/22/2027	6.00%	L + 5.00%	1.00%	112	110	112	0.2%
Help at Home, LLC	10/20/2027	6.00%	L + 5.00%	1.00%	881	870	882	1.9%
Onex TSG Intermediate Corp.	2/28/2028	5.50%	L + 4.75%	0.75%	995	977	996	2.1%
PDS Holdco Inc.	8/18/2028	5.25%	L + 4.50%	0.75%	1,361	1,354	1,363	3.0%
PDS Holdco Inc. (6)	8/18/2028	5.25%	L + 4.50%	0.75%	139	58	59	0.1%
Revspring, Inc. (fka Dantom Systems, Inc.)	10/3/2025	4.47%	L + 4.25%	0.22%	515	513	517	1.1%
SCP Eye Care Services LLC	3/16/2028	5.25%	L + 4.50%	0.75%	848	846	851	1.8%
SCP Eye Care Services LLC (7)	3/16/2028	4.65%	L + 4.50%	0.15%	148	-	-	0.0%
TTF Holdings, LLC	3/31/2028	5.00%	L + 4.25%	0.75%	699	695	701	1.5%
U.S. Anesthesia Partners, Inc.	10/2/2028	4.75%	L + 4.25%	0.50%	998	993	996	2.1%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	12/15/2027	5.75%	L + 5.25%	0.50%	1,000	993	1,001	2.1%
Zotec Partners, LLC	2/14/2024	4.75%	L + 3.75%	1.00%	496	498	496	1.1%
Total Healthcare & Pharmaceuticals						17,458	17,584	37.4%

High Tech Industries
Casa Systems, Inc.	12/20/2023	5.00%	L + 4.00%	1.00%	1,496	1,496	1,465	3.1%
CE Intermediate I, LLC	11/10/2028	4.50%	L + 4.00%	0.50%	1,000	990	994	2.1%
ConnectWise, LLC	9/29/2028	4.00%	L + 3.50%	0.50%	1,000	995	999	2.1%
Ingram Micro Inc.	6/30/2028	4.00%	L + 3.50%	0.50%	995	985	997	2.1%
LogMeIn, Inc.	8/31/2027	4.86%	L + 4.75%	0.11%	990	970	986	2.1%
Monotype Imaging Holdings Inc.	10/9/2026	5.75%	L + 5.00%	0.75%	998	993	1,000	2.1%
Quest Software US Holdings Inc.	5/18/2026	8.38%	L + 8.25%	0.13%	610	611	611	1.3%
Rocket Software, Inc.	11/28/2025	4.75%	L + 4.25%	0.50%	109	107	109	0.3%
Rocket Software, Inc.	11/28/2025	4.35%	L + 4.25%	0.10%	385	381	383	0.8%
Ultra Clean Holdings, Inc.	8/27/2025	3.85%	L + 3.75%	0.10%	442	440	443	1.0%
VeriFone Systems, Inc.	8/20/2025	4.18%	L + 4.00%	0.18%	1,487	1,469	1,464	3.1%
Vision Solutions, Inc. (Precisely Software Incorporated)	4/24/2028	4.75%	L + 4.00%	0.75%	1,496	1,489	1,496	3.2%
Watlow Electric Manufacturing Company	3/2/2028	4.25%	L + 3.75%	0.50%	347	346	347	0.7%
Total High Tech Industries						11,272	11,294	24.0%

Hotel, Gaming & Leisure
Arcis Golf LLC	11/20/2028	4.75%	L + 4.25%	0.50%	1,000	990	1,005	2.2%
Herschend Entertainment Company, LLC	8/28/2028	4.25%	L + 3.75%	0.50%	201	199	201	0.4%
Sabre GLBL Inc.	12/17/2027	4.00%	L + 3.50%	0.50%	277	277	274	0.6%
Sabre GLBL Inc.	12/17/2027	4.00%	L + 3.50%	0.50%	442	441	437	0.9%
United AirLines, Inc.	4/21/2028	4.50%	L + 3.75%	0.75%	993	988	998	2.1%
Total Hotel, Gaming & Leisure						2,895	2,915	6.2%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	12/15/2028	4.00%	L + 3.50%	0.50%	1,000	990	998	2.1%
Thryv, Inc.	3/2/2026	9.50%	L + 8.50%	1.00%	387	377	394	0.9%
Total Media: Advertising, Printing & Publishing						1,367	1,392	3.0%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	10/16/2028	3.86%	L + 3.75%	0.09%	500	502	503	1.1%
Total Media: Broadcasting & Subscription						502	503	1.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Metals & Mining
U.S. Silica Company	5/1/2025	5.00%	L + 4.00%	1.00%	496	$ 477	$ 486	1.0%
Total Metals & Mining						477	486	1.0%

Retail
Apro, LLC	11/14/2026	4.50%	L + 3.75%	0.75%	1,340	1,331	1,342	2.9%
EG Group Limited	3/31/2026	4.75%	L + 4.25%	0.50%	995	987	1,003	2.1%
Great Outdoors Group, LLC	3/6/2028	4.50%	L + 3.75%	0.75%	990	985	992	2.1%
Rent-A-Center, Inc.	2/17/2028	3.75%	L + 3.25%	0.50%	587	587	587	1.3%
Total Retail						3,890	3,924	8.4%

Services: Business
Access CIG, LLC	2/27/2025	3.84%	L + 3.75%	0.09%	363	362	362	0.8%
Ahead DB Holdings, LLC	10/18/2027	4.50%	L + 3.75%	0.75%	995	995	998	2.1%
Artera Services, LLC	3/6/2025	4.50%	L + 3.50%	1.00%	995	988	966	2.1%
Energize Holdco LLC	12/8/2028	4.25%	L + 3.75%	0.50%	877	873	874	1.9%
Indy US Bidco, LLC	3/6/2028	3.85%	L + 3.75%	0.10%	496	494	496	1.1%
Mermaid Bidco Inc. (Datasite)	12/22/2027	4.50%	L + 3.75%	0.75%	996	993	1,000	2.1%
Phoenix Services International LLC	3/3/2025	4.75%	L + 3.75%	1.00%	992	989	987	2.1%
Pitney Bowes Inc.	3/17/2028	4.11%	L + 4.00%	0.11%	993	983	994	2.1%
Presidio Holdings Inc.	1/22/2027	3.63%	L + 3.50%	0.13%	1,005	1,006	1,006	2.1%
Sitel Group	8/28/2028	4.25%	L + 3.75%	0.50%	1,496	1,489	1,498	3.2%
Skopima Consilio Parent LLC	5/12/2028	4.50%	L + 4.00%	0.50%	997	991	993	2.1%
Tempo Acquisition, LLC	8/31/2028	3.50%	L + 3.00%	0.50%	998	995	1,002	2.1%
UST Global Inc	11/20/2028	4.25%	L + 3.75%	0.50%	1,000	995	1,000	2.1%
Total Services: Business						12,153	12,176	25.9%

Services: Consumer
Cimpress plc	5/17/2028	4.00%	L + 3.50%	0.50%	995	986	996	2.1%
WW International, Inc.	4/13/2028	4.00%	L + 3.50%	0.50%	945	941	937	2.0%
Total Services: Consumer						1,927	1,933	4.1%

Telecommunications
Avaya Inc.	12/15/2027	4.36%	L + 4.25%	0.11%	850	839	854	1.8%
CCI Buyer, Inc.	12/17/2027	4.50%	L + 3.75%	0.75%	992	984	995	2.1%
ConvergeOne Holdings, Corp.	1/4/2026	5.10%	L + 5.00%	0.10%	1,489	1,464	1,461	3.1%
Digi International Inc.	12/22/2028	5.50%	L + 5.00%	0.50%	857	840	851	1.8%
Mavenir Systems, Inc.	8/18/2028	5.25%	L + 4.75%	0.50%	1,500	1,485	1,502	3.2%
Plantronics, Inc.	7/2/2025	2.60%	L + 2.50%	0.10%	1,000	988	981	2.1%
Syniverse Holdings, Inc.	3/9/2023	10.00%	L + 9.00%	1.00%	1,250	1,252	1,243	2.7%
Syniverse Holdings, Inc.	3/9/2023	6.00%	L + 5.00%	1.00%	495	489	493	1.0%
Venga Finance S.a r.l.	12/4/2028	5.50%	L + 4.75%	0.75%	1,000	970	983	2.1%
Zacapa S.A R.L. (5)	7/2/2025	4.72%	L + 4.50%	0.22%	992	990	995	2.1%
Zayo Group Holdings, Inc.	3/9/2027	3.10%	L + 3.00%	0.10%	1,000	995	988	2.1%
Total Telecommunications						11,296	11,346	24.1%

Transportation: Cargo
Carriage Purchaser, Inc.	10/31/2028	5.00%	L + 4.25%	0.75%	997	993	999	2.1%
Daseke Companies, Inc.	3/9/2028	4.75%	L + 4.00%	0.75%	992	988	994	2.1%
Echo Global Logistics, Inc.	11/23/2028	4.25%	L + 3.75%	0.50%	1,000	998	998	2.1%
Kenan Advantage Group, Inc.	9/1/2027	8.00%	L + 7.25%	0.75%	1,000	981	999	2.1%
WWEX UNI TopCo Holdings, LLC	7/26/2028	5.00%	L + 4.25%	0.75%	1,210	1,198	1,214	2.7%
Total Transportation: Cargo						5,158	5,204	11.1%

Transportation: Consumer
First Student Bidco Inc.	7/21/2028	3.50%	L + 3.00%	0.50%	365	363	364	0.8%
First Student Bidco Inc.	7/21/2028	3.50%	L + 3.00%	0.50%	135	134	134	0.3%
Total Transportation: Consumer						497	498	1.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Utilities: Electric
PG&E Corporation	6/23/2025	3.50%	L + 3.00%	0.50%	493	490	488	1.0%

Total Utilities: Electric						490	488	1.0%

Total Term Floating Rate Loans						106,443	106,997	227.7%

Total Non-controlled/Non-Affiliate Investments						$106,443	$106,997	227.7%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(3)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2021. As of December 31, 2021, rates for 1M L, 2M L, 3M L and 6M L are 0.10%, 0.15%, 0.21%, and 0.34% respectively.
(4)	Percentages are based on net assets of $46,993 as of December 31, 2021.
(5)	This loan is a Luxembourg company and represents the Company’s foreign exposure.
(6)	Of the entire $138,889 commitment to PDS Holdco Inc., $80,556 was unfunded as of December 31, 2021.
(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

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
Term Floating Rate Loans - 239.3% of Net Assets(4)
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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2021 and December 31, 2020, there were no loans in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of December 31, 2021 and December 31, 2020, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of December 31, 2021 and December 31, 2020, all of our investments were Non-Control/Non-Affiliate investments.

Valuation of Investments - We value our investments in accordance with the 1940 Act and ASC Topic 820 – Fair Value Measurement and Disclosures, (“ASC Topic 820”) as determined in good faith by our Board. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the accompanying Consolidated Statements of Operations as “net change in unrealized appreciation on non-controlled/non-affiliate company investments.” Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Publicly-traded investments in active markets are reported at the market closing price. Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliate company investments” in the Consolidated Statements of Operations.

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

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the year ended December 31, 2021, there were no transfers between levels. For the period July 1, 2020 (commencement of operations) through December 31, 2020, there were no transfers between levels.

Income Taxes - For the year ended December 31, 2021, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

The 2020 to 2021 tax years for the Company are not yet closed and remains subject to examination by U.S. Federal, state and local tax authorities.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic  470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and can be adopted on either a fully retrospective or modified retrospective basis. The application of this guidance will not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional  expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

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

Gross management fees for the year ended December 31, 2021 were $1,766 thousand. Net management fees for the year ended December 31, 2021 were $952 thousand. The Company did not charge a management fee for the period the Company was an LLC, July 1, 2020 (commencement of operations) through October 6, 2020. For the period October 7, 2020 (Conversion) through December 31, 2020, the Company waived 100% of the management fee of $232 thousand.

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

Capital incentive fees for the year ended December 31, 2021 were $308 thousand. The Company did not charge an incentive fee for the period the Company was an LLC, July 1, 2020 (commencement of operations) through October 6, 2020. For the period October 7, 2020 (Conversion) through December 31, 2020, the Company waived 100% of the incentive fee of $144 thousand.

Fee Waivers

On February 18, 2021, the Company and the Advisor executed a Waiver Letter (the “Waiver”), whereby the Advisor agrees to waive all or such portion of the Base Management Fee, the Income Incentive Fee and the Capital Incentive Fee (collectively the “Fees”) that they would otherwise be entitled to receive under the Investment Advisory Agreement, dated as of September 16, 2020 (the ‘Agreement”) for any quarter prior to a Liquidity Event to the extent required in order for the Company to earn a quarterly net investment income plus net realized capital gains to maintain an annual distribution payment of shares of common stock outstanding of 6.0%. The Company’s performance will impact the amount and timing of the fee waivers.

The Company’s performance for the year ended December 31, 2021, produced realized income that exceeded a 6.0% return. Therefore, this fee waiver was not utilized for the year ended December 31, 2021. The Company waived $232 thousand of management fees and $144 thousand of incentive fees for the period October 7, 2020 (conversion) to December 31, 2020.

For the year ended December 31, 2021, the Board executed a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. The Company waived $814 thousand of management fees for the year ended December 31, 2021. This fee waiver will be re-evaluated annually.

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

Related Party Transactions

During the period July 1, 2020 through December 31, 2020, affiliates of the Company contributed $21,500 thousand of cash and $2,858 thousand of assets to the Company in exchange for equity in the Company. Assets contributed to the Company were contributed at fair value in accordance with FASB No.116 – Accounting for Contributions Received and Contributions Made. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25,901 thousand of the Company’s net assets. As of December 31, 2020, affiliates owned approximately 88% of the Company representing approximately $25,465 thousand of the Company’s net assets.

For the year ended December 31, 2021, Moelis Asset contributed $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset will incur these expenses and they will not be charged back to the Company. For the period July 1, 2020 (commencement of operations) to December 31, 2020, Moelis Asset, parent of the Investment Advisor contributed approximately $633 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the year ended December 31, 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor. For the period July 1, 2020 (commencement of operations) to December 31, 2020, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company accrued $19 thousand of directors’ compensation for the three independent directors in accordance with the governing documents. The directors’ fees of $19 thousand were payable and included in Directors’ fees payable on the Consolidated Statement of Assets and Liabilities as of December 31, 2020. For the year ended December 31, 2021, the Company incurred $80 thousand in directors’ fees expense. The directors’ fees of $17 thousand were payable and included in Directors’ fees payable on the Consolidated Statement of Assets and Liabilities as of December 31, 2021. For the period July 1, 2020 (commencement of operations) to October 6, 2020 (conversion), the Company did not incur a directors’ fees expense. On August 13, 2021, the Board agreed to make fair value of investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgement and considers factors specific to the investment.

The following fair value hierarchy table sets forth our investments by level as of December 31, 2021:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Term Loans	$106,997	$-	$106,997	$-
Total Investments	$106,997	$-	$106,997	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2020:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Term Loans	$67,811	$-	$67,811	$-
Total Investments	$67,811	$-	$67,811	$-

Due to the uncertainty relating to London Interbank Offered Rate (“LIBOR”), we are monitoring potential changes that may adversely affect the market for and the valuation of LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended December 31, 2021	For the period July 1, 2020 (commencement of operations) to December 31, 2020
Numerator - net earnings	$2,729	$1,164
Denominator - weighted average shares	3,472	1,984
Net earnings per share	$0.79	$0.59

6. NET ASSETS

The Company has been actively fundraising since its inception. For the period from July 1, 2020 (commencement of operations) through October 6, 2020, MSC Capital LLC issued 22,828 shares at a par value of $1,000.00 per share. On October 7, 2020, as part of the conversion, each MSC Capital LLC share was exchanged for one hundred shares in the Company with a par value of $0.001. The table below summarizes the capital that the Company has raised, and the shares issued to investors from our July 1, 2020 inception through December 31, 2021.

Date Closed	Capital Raised (in thousands)	Shares Issued
July 1, 2020	$7,358	735,800
August 1, 2020	10,000	972,924
September 1, 2020	6,000	574,064
Balance at September 30, 2020	23,358	2,282,788
December 1, 2020	3,750	350,440
Balance at December 31, 2020	27,108	2,633,228
March 4, 2021	600	54,898
March 19, 2021	200	18,268
Balance at March 31, 2021	27,908	2,706,394
April 5, 2021	525	48,062
April 16, 2021	500	45,400
June 4, 2021	10,692	974,744
June 18, 2021	84	7,616
Balance at June 30, 2021	39,709	3,782,216
July 1, 2021	365	33,155
July 16, 2021	649	58,735
August 6, 2021	730	66,097
August 19, 2021	500	45,818
September 3, 2021	124	11,263
September 17, 2021	50	4,547
Balance at September 30, 2021	42,127	4,001,831
October 1, 2021	25	2,269
October 15, 2021	1,550	140,153
November 5, 2021	1,072	96,454
November 19, 2021	300	27,189
December 3, 2021	200	18,325
December 17, 2021	275	25,100
Balance at December 31, 2021	$45,549	4,311,321

During the year ended December 31, 2021, the Company issued 1,678,093 shares, with an aggregate purchase price $18.4 million. During the period July 1, 2020 (commencement of operations) to December 31, 2020, the Company issued 2,633,228 shares, with an aggregate purchase price of $27.1 million.

As of December 31, 2021 and December 31, 2020, the Company had 4,311,321 and 2,633,228 shares of common stock, $0.001 par value per share, outstanding, respectively.

7. CREDIT FACILITY

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period (earlier of the termination by the borrower or twelve month anniversary of the closing date), it bears interest at LIBOR plus 175 basis points. The Company began transferring investments into Steele Creek Funding I, LLC in October 2020.

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

On April 29, 2021, Funding I executed an amendment to the BNP Credit Facility. The amendment solidified the LIBOR transition to Secured Overnight Financing Rate (“SOFR”) for the planned discontinuation of LIBOR. The amendment also increased the Individual Lender Maximum Facility Amount from $45,000 thousand to $80,000 thousand.

On October 28, 2021, the Company executed an additional amendment to the Credit Agreement. Material amendments included the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and will be paid in three equal installments (December 2021, December 2022, and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants. Except as described above, all other terms and provisions of the Agreement remain in full force and effect.

As of December 31, 2021 and December 31, 2020, there was $70,380 thousand and $27,800 thousand outstanding, respectively, and $9,620  thousand and $17,200 thousand available, respectively, to be drawn under the BNP Credit Facility. As of December 31, 2021 and December 31, 2020, the BNP Credit Facility had a fair value of $70,380 thousand and $27,800 thousand, respectively and a weighted average interest rate of 1.84% and 1.99%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2021 and December 31, 2020, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the year ended December 31, 2021, we incurred interest and debt financing expenses of $1,134 thousand on the BNP Credit Facility. The average debt outstanding for the year ended December 31, 2021 was $53,173 thousand. For the period October 13, 2020 through December 31, 2020, we incurred interest expense of $38 thousand on the BNP Credit Facility. The average debt outstanding for the period October 13, 2020 to December 31, 2020 was $8,600 thousand.

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

The Company declared the following dividends (in thousands).

Dividend	Declaration Date	Record Date	Payment Date
$425	December 14, 2020	December 16, 2020	January 13, 2021
436	February 16, 2021	February 18, 2021	April 13, 2021
464	May 17, 2021	May 19, 2021	July 13, 2021
653	August 16,2021	August 18, 2021	October 12, 2021
707	November 15, 2021	November 17, 2021	January 14, 2022
400	December 29, 2021	December 31, 2021	January 14, 2022
$3,085

The below table reflects the per share distribution including IRC Section 67 expenses deemed paid as of December 31, 2021 and 2020:

	For the year ended December 31, 2021	For the period October 7, 2020 (conversion) through December 31, 2020
Ordinary income	$0.78	$0.14
Section 67 expenses	0.29	0.06
Total	$1.07	$0.20

As of December 31, 2021 and 2020, the components of Accumulated Earnings (losses) on a tax basis were as follows:

	For the year ended December 31, 2021	For the period October 7, 2020 (conversion) through December 31, 2020
Distributable earnings / accumulated losses on a tax basis
Cost of investments	$-	-
Undistributed ordinary income	345	-
Undistributed long-term capital gains	4	-
Unrealized appreciation (depreciation)	554	808
Other temporary differences	(547)	(520)
Total distributable earnings (accumulated losses)	$356	$288

Excise Tax

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2021 and the period ended October 7, 2020 (conversion) through December 31, 2020, we did not accrue an expense for U.S. federal excise tax.

Tax Basis of Investments

As of December 31, 2021, the estimated cost basis of investments for U.S. federal tax purposes was equal to book cost.

As of December 31, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $67,003 thousand resulting in estimated gross unrealized gains and losses of $808 thousand. As of December 31, 2020, the cost of investments for U.S. federal tax purposes was greater than the amortized cost of investments for book purposes of $47 thousand, primarily as a result of the contribution of assets to the Company with a fair value less than cost at the time of the contribution.

Qualified Interest Related Dividends Percentage

The Company designated 56.2% of dividends declared and paid during the year ended December 31, 2021 from net investment income as interest related dividends under IRC Section 871(k)(1)(c). The Company designated 51.4% of dividends declared and paid during the period October 7, 2020 (conversion) through December 31, 2020 from net investment income as interest related dividends under IRC Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

The Company designated 74.1% of dividends declared and paid during the year ended December 31, 2021 from ordinary income as short-term capital gain dividends under IRC Section 871(k)(2)(c). The Company designated 83.9% of dividends declared and paid during the period October 7, 2020 (conversion) through December 31, 2020 from ordinary income as short-term capital gain dividends under IRC Section 871(k)(2)(c).

9. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of December 31, 2021 and December 31, 2020, the Company had unfunded commitments of $2,051 thousand and $377 thousand, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of December 31, 2021. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

10. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Year ended December 31, 2021	Period July 1, 2020 (commencement of operations) to December 31, 2020
Per share data:
Net asset value at beginning of period	$10.76	$-
Net investment income (1)	0.19	(0.21)
Net realized gain (1)	0.69	0.36
Net change in unrealized (depreciation) appreciation (1)	(0.09)	0.44
Net increase in net assets resulting from operations (1)	0.79	0.59
Stockholder distributions from income (2)	(0.76)	(0.16)
Issuance of common shares	-	10.29
Other (3)	0.11	0.04
Net asset value at end of period	$10.90	$10.76

Net assets at end of period	$46,993	$28,340
Shares outstanding at end of period	4,311,321	2,633,228
Total return (2)	8.54%	9.24%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	12.01%	11.66%
Ratio of net expenses including waivers and reversals to average net assets (4)	9.88%	9.73%
Ratio of net investment income to average net assets (4)	1.74%	-2.30%

Portfolio turnover (5)	612.5%	359.5%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Ratios are annualized.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On January 7, 2022, the Company issued and sold 401,369 shares of its common stock to certain investors for an aggregate offering price of $4,395 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On January 21, 2022, the Company issued and sold 61,059 shares of its common stock to certain investors for an aggregate offering price of $675 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On February 4, 2022, the Company issued and sold 65,809 shares of its common stock to certain investors for an aggregate offering price of $725 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On February 18, 2022, the Company issued and sold 9,299 shares of its common stock to certain investors for an aggregate offering price of $100 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 4, 2022, the Company issued and sold 34,875 shares of its common stock to certain investors for an aggregate offering price of $374 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 18, 2022, the Company issued and sold 80,506 shares of its common stock to certain investors for an aggregate offering price of $839 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 22, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended (the “Agreement”). Material amendments to the Agreement include the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 140 basis points plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80,000 thousand to $95,000 thousand and the language and requirements related to the Agreed Upon Procedure were amended to be more appropriate for the underlying collateral.

The Company opened a tender offer on March 1, 2022. The Company is offering to purchase up to 346,839 shares, which represents 10% of the weighted average of the number of shares outstanding during the 12-month period ended December 31, 2021, at a price per share equal to our net asset value per share as of March 31, 2022. The tender offer will expire on March 30, 2022. The Company will file an amended Schedule TO with the results of the tender offer promptly after its expiration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Steele Creek Capital Corporation

Date: March 31, 2022	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: March 31, 2022	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)