Form 10-Q
period 2022-03-31
Steele Creek Capital Corp
filed 2022-05-16
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, the registrant had 5,137,187 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $129,166 and $106,443, respectively)	$128,455	$106,997
Cash	7,515	8,449
Receivable for investments sold	29,798	62,363
Prepaid expenses and other assets	982	151
Interest receivable	336	310
Total assets	$167,086	$178,270

Liabilities
Credit facility	76,000	70,380
Payable for investments purchased	36,824	58,872
Management fees payable	220	269
Interest payable	4	11
Incentive fees payable	-	309
Accounts payable and accrued expenses	386	312
Directors’ fees payable	17	17
Distributions payable	800	1,107
Total liabilities	114,251	131,277

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 4,964,238 shares authorized, 4,964,238 and 4,311,321 shares issued and outstanding, respectively	$5	$4
Paid-in-capital in excess of par value	53,739	46,633
Total distributable earnings	(909)	356
Total net assets	$52,835	$46,993

Total liabilities and net assets	$167,086	$178,270

Net asset value per share	$10.64	$10.90

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2022	Three months ended March 31, 2021

Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$1,471	$894
Other income	-	9
Total investment income	1,471	903

Expenses:
Management fees	431	289
Interest and debt financing expenses	346	238
Professional fees	78	159
Incentive fees	(110)	110
Offering costs - paid by Moelis Asset	-	60
Administration expenses	48	38
Directors’ fees	20	20
Custody fees	7	7
Organizational costs	-	36
Organizational costs - paid by Moelis Asset	-	24
Other general and administrative expenses	169	49
Total expenses	989	1,030
Less: management fees waived	(210)	(115)
Incentive fee waiver reversal	-	(65)
Net expenses	779	850
Net investment income	692	53

Realized and unrealized (loss) gain on investments:
Net realized gain on non-controlled/non-affiliate company investments	107	728
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliate company investments	(1,265)	3

Total net realized and unrealized (loss) gain on investments	(1,158)	731

Net (decrease) increase in net assets resulting from operations	$(466)	$784

Per share data:
Net investment income per share - basic and diluted	$0.14	$0.02
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$(0.10)	$0.30
Weighted average shares outstanding - basic and diluted	4,802	2,652

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Operations
Net investment income	$692	$53
Net realized gain on investments	107	728
Net change in unrealized (depreciation) appreciation on investments	(1,265)	3
Net (decrease) increase in net assets resulting from operations	(466)	784

Distributions to Stockholders
Distributions of realized income	(800)	(436)

Capital Share Transactions
Issuance of common shares	7,108	800

Organizational and offering costs
Contributions for organizational and offering costs	-	36
Deferred offering costs	-	47
	-	83

Net Assets
Net increase in net assets during the period	5,842	1,231
Net assets at beginning of period	46,993	28,340
Net assets at end of period	52,835	29,571

Capital Share Activity
Issuance of common shares	653	73
Shares issued and outstanding at beginning of period	4,311	2,633
Shares issued and outstanding at end of period	4,964	2,706

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2022	Three Months ended March 31, 2021

Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(466)	$784

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(72,716)	(130,232)
Proceeds from sales of investments and paydowns	50,157	127,715
Payment in-kind interest income	-	(1)
Adjustment from Moelis Asset for organizational and offering costs	-	36
Amortization of premium/accretion of discount, net	(57)	(46)
Net realized (gain) loss on investments	(107)	(728)
Net change in unrealized depreciation (appreciation) on investments	1,265	(3)
Changes in operating assets and liabilities:
Receivable for investments sold	32,565	(28,185)
Prepaid expenses and other assets	(831)	62
Interest receivable	(26)	(64)
Payable for investments purchased	(22,048)	13,116
Management fees payable	(49)	174
Interest payable	(7)	(36)
Inventive fees payable	(309)	44
Accounts payable and accrued expenses	74	(7)
Directors' fees payable	-	20
Net cash used in operating activities	(12,555)	(17,351)

Cash flows from financing activities:
Proceeds from issuance of common shares	7,108	800
Proceeds from issuance of debt	5,620	17,200
Payments of offering costs	-	47
Stockholder distributions paid	(1,107)	(425)
Net cash provided by financing activities	11,621	17,622

Net decrease in Cash	(934)	271
Cash, beginning of period	8,449	3,206
Cash, end of period	$7,515	$3,477

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	353	274

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2022

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Non-controlled/Non-Affiliate Investments
Term Floating Rate Loans – 243.1% of Shareholder’s Equity (4)
Aerospace & Defense
Amentum Government Services Holdings LLC	2/15/2029	4.50%	S + 4.00%	0.50%	866	$862	$863	1.6%
HDT Holdco, Inc.	6/30/2027	6.50%	L + 5.75%	0.75%	548	533	533	1.0%
MAG DS Corp.	4/1/2027	6.50%	L + 5.50%	1.00%	933	895	849	1.6%
Peraton Corp.	2/1/2028	4.50%	L + 3.75%	0.75%	972	968	967	1.8%
Propulsion (BC) Midco SARL	2/12/2029	4.50%	S + 4.00%	0.50%	1,000	995	997	1.9%
Setanta Aircraft Leasing DAC	11/2/2028	3.01%	L + 2.00%	1.01%	1,000	998	987	1.9%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.)	1/15/2025	4.25%	L + 3.75%	0.50%	991	988	992	1.9%
Vertex Aerospace Services Corp.	12/6/2028	4.75%	L + 4.00%	0.75%	1,000	995	998	1.9%
Total Aerospace & Defense						7,234	7,186	13.6%

Automotive
Autokiniton US Holdings, Inc.	4/6/2028	5.00%	L + 4.50%	0.50%	1,495	1,487	1,477	2.8%
First Brands Group, LLC	3/30/2027	6.00%	L + 5.00%	1.00%	995	995	990	1.8%
Holley Inc.	11/17/2028	4.50%	L + 3.75%	0.75%	855	856	846	1.6%
Holley Inc. (6) (7)	11/17/2028	4.50%	L + 3.75%	0.75%	143	43	41	0.1%
Total Automotive						3,381	3,354	6.3%

Banking, Finance, Insurance & Real Estate
AssuredPartners, Inc.	2/12/2027	4.00%	S + 3.50%	0.50%	1,000	998	991	1.9%
Baldwin Risk Partners, LLC	10/14/2027	4.00%	L + 3.50%	0.50%	1,105	1,092	1,097	2.1%
DRW Holdings, LLC	2/24/2028	4.21%	L + 3.75%	0.46%	893	889	886	1.7%
FinCo I LLC	6/27/2025	2.96%	L + 2.50%	0.46%	493	492	489	0.9%
HIG Finance 2 Limited	11/12/2027	4.00%	L + 3.25%	0.75%	1,485	1,485	1,471	2.8%
IMA Financial Group, Inc.	11/1/2028	4.25%	L + 3.75%	0.50%	499	493	494	0.9%
Jane Street Group, LLC	1/26/2028	3.21%	L + 2.75%	0.46%	992	983	981	1.9%
KREF Holdings X LLC	9/1/2027	4.00%	L + 3.50%	0.50%	499	499	496	0.9%
LendingTree, Inc. (6)	9/15/2028	4.75%	L + 4.00%	0.75%	1,500	(14)	(12)	0.0%
Newport Parent, Inc.	12/10/2027	7.50%	L + 6.50%	1.00%	484	468	480	0.9%
Paysafe Group Holdings II Limited	6/24/2028	3.25%	L + 2.75%	0.50%	997	963	956	1.8%
Resolute Investment Managers, Inc.	4/30/2024	5.25%	L + 4.25%	1.00%	709	704	705	1.3%
Russell Investments US Institutional Holdco, Inc.	5/30/2025	4.50%	L + 3.50%	1.00%	1,000	992	989	1.9%
Ryan Specialty Group, LLC	9/1/2027	3.75%	L + 3.00%	0.75%	495	497	492	0.9%
Total Banking, Finance, Insurance & Real Estate						10,541	10,515	19.9%

Capital Equipment
American Trailer World Corp.	3/3/2028	4.50%	L + 3.75%	0.75%	993	983	955	1.8%
DMT Solutions Global Corporation	7/2/2024	8.50%	L + 7.50%	1.00%	717	719	703	1.3%
DS Parent, Inc.	12/10/2028	6.50%	L + 5.75%	0.75%	988	959	963	1.8%
Energy Acquisition LP	6/26/2025	4.70%	L + 4.25%	0.45%	1,166	1,151	1,143	2.2%
Novae LLC	12/22/2028	5.75%	S + 5.00%	0.75%	778	770	774	1.5%
Novae LLC (6)	12/22/2028	5.75%	S + 5.00%	0.75%	222	(2)	(1)	0.0%
Total Capital Equipment						4,580	4,537	8.6%

Chemicals, Plastics, & Rubber
Albaugh, LLC	2/16/2029	4.75%	S + 3.75%	1.00%	209	207	209	0.4%
Bakelite UK Intermediate Ltd.	2/2/2029	4.50%	S + 4.00%	0.50%	1,000	995	978	1.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2022

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
DCG Acquisition Corp.	9/30/2026	4.96%	L + 4.50%	0.46%	1,237	1,240	1,220	2.3%
LSF11 A5 Holdco LLC	10/15/2028	4.00%	L + 3.50%	0.50%	500	500	494	0.9%
Sparta U.S. Holdco LLC	8/2/2028	4.25%	L + 3.50%	0.75%	499	496	494	0.9%
Total Chemicals, Plastics, & Rubber						3,438	3,395	6.4%

Construction & Building
Janus International Group, LLC	2/12/2025	4.25%	L + 3.25%	1.00%	893	895	879	1.7%
Michael Baker International, LLC	12/1/2028	5.75%	L + 5.00%	0.75%	998	988	990	1.9%
Smyrna Ready Mix Concrete, LLC	3/23/2029	4.75%	S + 4.25%	0.50%	1,250	1,212	1,237	2.3%
Total Construction & Building						3,095	3,106	5.9%

Consumer Goods: Durable
Hunter Douglas Holding B.V.	2/25/2029	4.00%	S + 3.50%	0.50%	1,000	995	982	1.9%
LHS Borrower, LLC	2/16/2029	5.25%	S + 4.75%	0.50%	1,000	990	990	1.9%
Mannington Mills, Inc.	8/6/2026	4.76%	L + 3.75%	1.01%	435	435	427	0.8%
Pelican Products, Inc.	12/31/2028	4.75%	L + 4.25%	0.50%	998	994	980	1.8%
Total Consumer Goods: Durable						3,414	3,379	6.4%

Consumer Goods: Non-Durable
Conair Holdings LLC	5/17/2028	4.25%	L + 3.75%	0.50%	746	743	736	1.4%
Total Consumer Goods: Non-Durable						743	736	1.4%

Containers, Packaging & Glass
Canister International Group Inc.	12/21/2026	5.21%	L + 4.75%	0.46%	492	491	491	0.9%
Clydesdale Acquisition Holdings, Inc.	4/13/2029	4.75%	S + 4.25%	0.50%	1,500	1,462	1,478	2.9%
Mar Bidco S.a r.l. (5)	6/28/2028	4.75%	L + 4.25%	0.50%	105	105	104	0.2%
Pactiv Evergreen Inc.	9/22/2028	4.00%	L + 3.50%	0.50%	997	969	975	1.8%
Plaze, Inc.	8/3/2026	4.50%	L + 3.75%	0.75%	666	658	644	1.2%
Sabert Corporation	12/10/2026	5.50%	L + 4.50%	1.00%	1,206	1,204	1,163	2.2%
Total Containers, Packaging & Glass						4,889	4,855	9.2%

Energy: Electricity
Astoria Energy LLC	12/10/2027	4.50%	L + 3.50%	1.00%	970	966	959	1.8%
Hamilton Projects Acquiror, LLC	6/17/2027	5.50%	L + 4.50%	1.00%	983	963	967	1.8%
Total Energy: Electricity						1,929	1,926	3.6%

Energy: Oil & Gas
AL NGPL Holdings, LLC	4/14/2028	4.75%	L + 3.75%	1.00%	717	722	715	1.4%
ChampionX Holding Inc.	6/3/2027	6.00%	L + 5.00%	1.00%	913	906	917	1.7%
CQP Holdco LP	6/5/2028	4.25%	L + 3.75%	0.50%	1,244	1,239	1,239	2.3%
Lucid Energy Group II Borrower, LLC	11/22/2028	5.00%	L + 4.25%	0.75%	1,000	991	993	1.9%
Prairie ECI Acquiror LP	3/11/2026	5.21%	L + 4.75%	0.46%	500	490	490	0.9%
Total Energy: Oil & Gas						4,348	4,354	8.2%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	2/9/2028	4.50%	L + 3.75%	0.75%	993	984	982	1.9%
Total Forest Products & Paper						984	982	1.9%

Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	12/29/2023	6.25%	L + 5.25%	1.00%	963	936	903	1.7%
ANI Pharmaceuticals, Inc.	11/19/2027	6.75%	L + 6.00%	0.75%	998	985	998	1.9%
ASP Navigate Acquisition Corp.	10/6/2027	5.50%	L + 4.50%	1.00%	995	995	980	1.9%
Athletico Management, LLC	2/15/2029	4.75%	S + 4.25%	0.50%	500	498	498	0.9%
Aveanna Healthcare LLC	7/15/2028	4.25%	L + 3.75%	0.50%	404	402	394	0.7%
Aveanna Healthcare LLC (6)	7/15/2028	4.25%	L + 3.75%	0.50%	94	-	(2)	0.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2022

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Bayou Intermediate II, LLC	8/2/2028	5.25%	L + 4.50%	0.75%	998	993	988	1.9%
Carestream Dental Technology Parent Limited	9/2/2024	5.00%	L + 4.50%	0.50%	998	989	992	1.9%
CCRR Parent, Inc.	3/6/2028	4.50%	L + 3.75%	0.75%	990	986	987	1.9%
Confluent Health, LLC	11/30/2028	4.50%	L + 4.00%	0.50%	789	786	782	1.5%
Confluent Health, LLC (6) (8)	11/30/2028	4.50%	L + 4.00%	0.50%	170	11	10	0.0%
FC Compassus, LLC	12/31/2026	5.00%	L + 4.25%	0.75%	1,237	1,235	1,218	2.3%
Global Medical Response, Inc.	9/24/2025	5.25%	L + 4.25%	1.00%	494	486	491	0.9%
Golden State Buyer, Inc.	6/21/2026	5.50%	L + 4.75%	0.75%	995	987	981	1.9%
Help at Home, LLC	10/29/2027	6.00%	L + 5.00%	1.00%	111	110	110	0.2%
Help at Home, LLC	10/29/2027	6.00%	L + 5.00%	1.00%	879	868	870	1.6%
Onex TSG Intermediate Corp.	2/26/2028	5.50%	L + 4.75%	0.75%	993	975	987	1.9%
Owens & Minor, Inc.	3/23/2029	4.25%	S + 3.75%	0.50%	1,500	1,478	1,498	2.8%
PDS Holdco Inc.	8/18/2028	5.25%	L + 4.50%	0.75%	1,358	1,351	1,354	2.6%
PDS Holdco Inc. (6) (9)	8/18/2028	5.25%	L + 4.50%	0.75%	139	79	79	0.1%
Revspring, Inc. (fka Dantom Systems, Inc.)	10/11/2025	5.26%	L + 4.25%	1.01%	514	512	508	1.0%
SCP Eye Care Services LLC (6)	3/16/2028	4.50%	L + 4.50%	0.00%	148	-	(2)	0.0%
SCP Eye Care Services LLC	3/16/2028	5.25%	L + 4.50%	0.75%	848	844	836	1.6%
TTF Holdings, LLC	3/31/2028	5.00%	L + 4.25%	0.75%	698	693	696	1.3%
U.S. Anesthesia Partners, Inc.	10/2/2028	4.75%	L + 4.25%	0.50%	995	990	990	1.9%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	12/15/2027	5.75%	L + 5.25%	0.50%	998	990	996	1.9%
Zotec Partners, LLC	2/14/2024	4.75%	L + 3.75%	1.00%	495	497	492	0.9%
Total Healthcare & Pharmaceuticals						19,676	19,634	37.2%

High Tech Industries
Casa Systems, Inc.	12/20/2023	5.00%	L + 4.00%	1.00%	1,492	1,492	1,461	2.8%
CE Intermediate I, LLC	11/10/2028	4.50%	L + 4.00%	0.50%	1,000	990	990	1.9%
ConnectWise, LLC	9/29/2028	4.00%	L + 3.50%	0.50%	998	993	992	1.9%
Ingram Micro Inc.	7/2/2028	4.00%	L + 3.50%	0.50%	993	983	986	1.9%
LogMeIn, Inc.	8/31/2027	5.22%	L + 4.75%	0.47%	988	968	972	1.8%
Monotype Imaging Holdings Inc.	10/9/2026	5.75%	L + 5.00%	0.75%	729	726	729	1.4%
Quest Software US Holdings Inc.	2/1/2029	4.75%	S + 4.25%	0.50%	1,500	1,485	1,480	2.8%
Rocket Software, Inc.	11/28/2025	4.75%	L + 4.25%	0.50%	109	107	108	0.2%
Rocket Software, Inc.	11/28/2025	4.75%	L + 4.25%	0.50%	384	380	379	0.7%
Seattle SpinCo, Inc.	2/26/2027	4.50%	S + 4.00%	0.50%	1,212	1,200	1,200	2.3%
Ultra Clean Holdings, Inc.	8/27/2025	4.21%	L + 3.75%	0.46%	439	437	439	0.8%
VeriFone Systems, Inc.	8/20/2025	4.50%	L + 4.00%	0.50%	1,395	1,379	1,379	2.6%
Vision Solutions, Inc. (Precisely Software Incorporated)	4/24/2028	4.75%	L + 4.00%	0.75%	994	991	985	1.9%
Watlow Electric Manufacturing Company	3/2/2028	4.25%	L + 3.75%	0.50%	347	345	343	0.6%
Total High Tech Industries						12,476	12,443	23.6%

Hotel, Gaming & Leisure
Arcis Golf LLC	11/24/2028	4.75%	L + 4.25%	0.50%	998	988	998	1.9%
Fertitta Entertainment, LLC	1/29/2029	4.50%	S + 4.00%	0.50%	1,000	998	996	1.9%
Herschend Entertainment Company, LLC	8/28/2028	4.25%	L + 3.75%	0.50%	200	199	200	0.4%
Sabre GLBL Inc.	12/17/2027	4.00%	L + 3.50%	0.50%	277	276	274	0.5%
Sabre GLBL Inc.	12/17/2027	4.00%	L + 3.50%	0.50%	441	440	437	0.8%
United AirLines, Inc.	4/21/2028	4.50%	L + 3.75%	0.75%	990	986	980	1.9%
Total Hotel, Gaming & Leisure						3,887	3,885	7.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2022

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	12/15/2028	4.00%	L + 3.50%	0.50%	1,000	990	991	1.9%
Thryv, Inc.	3/1/2026	9.50%	L + 8.50%	1.00%	1,125	1,119	1,129	2.1%
Total Media: Advertising, Printing & Publishing						2,109	2,120	4.0%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	10/16/2028	4.15%	L + 3.75%	0.40%	500	502	499	0.9%
Total Media: Broadcasting & Subscription						502	499	0.9%

Metals & Mining
U.S. Silica Company	5/1/2025	5.00%	L + 4.00%	1.00%	1,243	1,217	1,225	2.3%
Total Metals & Mining						1,217	1,225	2.3%

Retail
Apro, LLC	11/14/2026	4.50%	L + 3.75%	0.75%	1,337	1,328	1,331	2.5%
EG Group Limited	3/31/2026	4.75%	L + 4.25%	0.50%	993	986	982	1.8%
Great Outdoors Group, LLC	3/6/2028	4.50%	L + 3.75%	0.75%	988	983	985	1.9%
Rent-A-Center, Inc.	2/17/2028	3.75%	L + 3.25%	0.50%	586	586	575	1.1%
Total Retail						3,883	3,873	7.3%

Services: Business
Access CIG, LLC	2/27/2025	4.21%	L + 3.75%	0.46%	362	361	358	0.7%
Ahead DB Holdings, LLC	10/18/2027	4.50%	L + 3.75%	0.75%	993	993	985	1.9%
Artera Services, LLC	3/6/2025	4.50%	L + 3.50%	1.00%	993	986	933	1.8%
Energize Holdco LLC	12/9/2028	4.25%	L + 3.75%	0.50%	877	873	865	1.6%
Indy US Bidco, LLC	3/6/2028	3.85%	L + 3.75%	0.10%	495	493	491	0.9%
Mermaid Bidco Inc. (Datasite)	12/22/2027	4.25%	L + 3.50%	0.75%	994	990	984	1.9%
Misys Limited	6/13/2024	4.50%	L + 3.50%	1.00%	997	998	986	1.9%
Phoenix Services International LLC	3/1/2025	4.75%	L + 3.75%	1.00%	1,470	1,465	1,424	2.7%
Pitney Bowes Inc.	3/17/2028	4.11%	L + 4.00%	0.11%	990	981	975	1.8%
Presidio Holdings Inc.	1/22/2027	3.63%	L + 3.50%	0.13%	1,002	1,003	997	1.9%
Sitel Group	8/27/2028	4.25%	L + 3.75%	0.50%	1,493	1,486	1,483	2.8%
Skopima Consilio Parent LLC	5/12/2028	4.50%	L + 4.00%	0.50%	995	989	985	1.9%
Tempo Acquisition, LLC	8/31/2028	3.50%	S + 3.00%	0.50%	995	993	990	1.9%
UST Global Inc	11/19/2028	4.25%	L + 3.75%	0.50%	998	993	988	1.9%
Total Services: Business						13,604	13,444	25.6%

Services: Consumer
Cimpress plc	5/17/2028	4.00%	L + 3.50%	0.50%	993	984	984	1.9%
WW International, Inc.	4/13/2028	4.00%	L + 3.50%	0.50%	945	941	866	1.6%
Total Services: Consumer						1,925	1,850	3.5%

Telecommunications
Avaya Inc.	12/15/2027	4.36%	L + 4.25%	0.11%	850	840	846	1.6%
CCI Buyer, Inc.	12/17/2027	4.75%	L + 4.00%	0.75%	990	982	979	1.9%
ConvergeOne Holdings, Corp.	1/4/2026	5.10%	L + 5.00%	0.10%	1,485	1,462	1,426	2.7%
Digi International Inc.	12/22/2028	5.50%	L + 5.00%	0.50%	825	809	825	1.6%
Mavenir Systems, Inc.	8/18/2028	5.25%	L + 4.75%	0.50%	1,500	1,486	1,495	2.8%
Plantronics, Inc.	7/2/2025	2.60%	L + 2.50%	0.10%	792	783	787	1.5%
Syniverse Holdings, Inc.	3/9/2023	10.00%	L + 9.00%	1.00%	1,250	1,252	1,191	2.3%
Syniverse Holdings, Inc.	3/9/2023	6.00%	L + 5.00%	1.00%	1,491	1,494	1,451	2.7%
Venga Finance S.a r.l.	12/3/2028	5.50%	L + 4.75%	0.75%	1,000	970	975	1.8%
Zacapa S.a r.l. (5)	3/22/2029	4.75%	S + 4.25%	0.50%	1,492	1,488	1,486	2.8%
Zayo Group Holdings, Inc.	3/9/2027	3.46%	L + 3.00%	0.46%	1,000	996	975	1.8%
Total Telecommunications						12,562	12,436	23.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2022

(unaudited)

(in thousands, except per share data)

Description (1) (2)	Maturity	Interest Rate (3)	Basis Point Spread Above Index (3)	Interest Rate Floor / Base Rate (3)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Transportation: Cargo
Carriage Purchaser, Inc.	9/30/2028	5.00%	L + 4.25%	0.75%	995	990	992	1.9%
Daseke Companies, Inc.	3/9/2028	4.75%	L + 4.00%	0.75%	990	986	984	1.9%
Echo Global Logistics, Inc.	11/23/2028	4.25%	L + 3.75%	0.50%	1,000	998	990	1.9%
Kenan Advantage Group, Inc.,The	9/1/2027	8.00%	L + 7.25%	0.75%	1,000	982	970	1.8%
Stonepeak Taurus Lower Holdings LLC	1/28/2030	7.50%	S + 7.00%	0.50%	2,000	1,971	1,970	3.7%
WWEX UNI TopCo Holdings, LLC	7/26/2028	5.00%	L + 4.25%	0.75%	1,207	1,196	1,197	2.2%
Total Transportation: Cargo						7,123	7,103	13.4%

Transportation: Consumer
First Student Bidco Inc.	7/21/2028	3.50%	L + 3.00%	0.50%	364	363	362	0.7%
First Student Bidco Inc.	7/21/2028	3.50%	L + 3.00%	0.50%	135	134	134	0.2%
Safe Fleet Holdings LLC	2/16/2029	4.25%	S + 3.75%	0.50%	643	640	636	1.2%
Total Transportation: Consumer						1,137	1,132	2.1%

Utilities: Electric
PG&E Corporation	6/23/2025	3.50%	L + 3.00%	0.50%	491	489	486	0.9%
Total Utilities: Electric						489	486	0.9%

Total Term Floating Rate Loans						129,166	128,455	243.1%

Total Non-controlled/Non-Affiliate Investments						$129,166	128,455	243.1%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(3)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2022. As of March 31, 2022, rates for 1M L, 3M L and 6M L are 0.45%, 0.96%, and 1.47% respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of March 31, 2022, rates for 1M S, 3M S and 6M S are 0.30%, 0.68% and 1.08%, respectively.
(4)	Percentages are based on net assets of $52,835 as of March 31, 2022.
(5)	This loan is a Luxembourg company.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(7)	Of the entire $142,965 commitment to Holley Inc., $100,226 was unfunded as of March 31, 2022.
(8)	Of the entire $169,752 commitment to Confluent Health LLC, $158,718 was unfunded as of March 31, 2022.
(9)	Of the entire $138,691 commitment to PDS Holdco Inc., $59,722 was unfunded as of March 31, 2022.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three months ended March 31, 2022, and the three months ended March 31, 2021, there were no loans in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of March 31, 2022, and December 31, 2021, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of March 31, 2022 and December 31, 2021, all of our investments were Non-Control/Non-Affiliate investments.

Valuation of Investments - We value our investments in accordance with the 1940 Act and ASC Topic 820 – Fair Value Measurement and Disclosures, (“ASC Topic 820”) as determined in good faith by our Board based on the input of our Investment Advisor, the respective independent valuation firms, and the Audit Committee. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the accompanying Consolidated Statement of Operations as “net change in unrealized appreciation on non-controlled/non-affiliate company investments.” Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Publicly-traded investments in active markets are reported at the market closing price. Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliate company investments” in the Consolidated Statement of Operations.

We value our investments in accordance with the Investment Advisor’s valuation policy. Valuations are prepared and approved by the valuation committee on a monthly basis.

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the three months ended March 31, 2022 and March 31, 2021 there were no transfers between levels.

Income Taxes - For the three months ended March 31, 2022 and March 31, 2021, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

The 2021 and 2020 tax years for the Company are not yet closed and remain subject to examination by U.S. Federal, state and local tax authorities.

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

Gross and net management fees for the three months ended March 31, 2022 were $431 thousand and $221 thousand, respectfully. Gross and net management fees for the three months ended March 31, 2021 were $289 thousand and $174 thousand, respectfully. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three months ended March 31, 2022, the Company returned $110 thousand of accrued incentive fees. This reversal was necessary due to the Company’s performance in the first quarter of 2022. For the three months ended March 31, 2021, the Company waived a portion of the capital incentive fee to pay the 6% priority dividend. Gross capital incentive fees were $110 thousand and after the waiver the net capital incentive fee was $45 thousand.

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

For the three months ended March 31, 2022 and March 31, 2021, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three months ended March 31, 2022 and the three months ended March 31, 2021 the Company waived $135 thousand and $115 thousand, respectfully. This fee waiver will be re-evaluated annually.

Additionally, the Company’s performance for the three months ended March 31, 2022 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $75 thousand of management fees for the three months ended March 31, 2022. The Company waived $65 thousand of incentive fees for the three months ended March 31, 2021.

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

Related Party Transactions

As of March 31, 2022, affiliates owned approximately 48% of the Company representing approximately $25,291 thousand of the Company’s net assets. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25,901 thousand of the Company’s net assets.

For the three months ended March 31, 2022, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the three months ended March 31, 2021, Moelis Asset, parent of the Investment Advisor contributed approximately $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset has incurred these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2022 and March 31, 2021 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company began accruing directors’ compensation for the three independent directors in accordance with the governing documents. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $20 thousand and $20 thousand in directors’ fees expense, respectively. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

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

Investments for which observable market prices in active markets do not exist are reported at fair value, as determined by the Investment Advisor using the best information available. The amount determined to be fair value may incorporate the Investment Advisor’s own assumptions (including assumptions that the Investment Advisor believes market participants would use in valuing the investment, and assumptions relating to appropriate risk adjustments for non-performance and lack of marketability).

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

The following fair value hierarchy table sets forth our investments by level as of March 31, 2022:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Term Loans	$128,455	$-	$128,455	$-
Total Investments	$128,455	$-	$128,455	$-

 The following fair value hierarchy table sets forth our investments by level as of December 31, 2021:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Term Loans	$106,997	$-	$106,997	$-
Total Investments	$106,997	$-	$106,997	$-

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Numerator - net earnings	$(466)	$784
Denominator - weighted average shares	4,802	2,652
Net earnings per share	$(0.10)	$0.30

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised and the shares issued to investors during the three months ended March 31, 2022.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2021	$45,555	4,311,321
January 7, 2022	4,395	401,369
January 21, 2022	675	61,059
February 4, 2022	725	65,809
February 18, 2022	100	9,299
March 4, 2022	374	34,875
March 18, 2022	839	80,506
Balance at March 31, 2022	$52,663	4,964,238

The table below summarizes the capital the Company has raised and the shares issued to investors during the three months ended March 31, 2021.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2020	$27,108	2,633,228
March 4, 2021	600	54,898
March 19, 2021	200	18,268
Balance at March 31, 2021	27,908	2,706,394

During the three months ended March 31, 2022, the Company issued 652,917 shares with an aggregate value of $7,108 thousand. During the three months ended March 31, 2021, the Company issued 73,166 shares, with an aggregate value of $800 thousand.

As of March 31, 2022, and December 31, 2021 the Company had 4,964,238 and 4,311,321 shares of common stock, $0.001 par value per share, outstanding, respectively.

7. CREDIT FACILITY

On October 13, 2020, Funding I entered into a two-year secured revolving Credit Agreement with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Funding I. During the Credit Facility’s revolving period (earlier of the termination by the borrower or twelve month anniversary of the closing date), it bears interest at London Interbank Offered Rate, or LIBOR, plus 175 basis points. The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. The Company began transferring investments into Steele Creek Funding I, LLC in October 2020.

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

On March 22, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended (the “Agreement”). Material amendments to the Agreement include the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 140 basis points plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80,000 thousand to $95,000 thousand and the language and requirements related to the Agreed Upon Procedures provided by independent accountants were amended to be more appropriate for the underlying collateral.

As of March 31, 2022 and December 31, 2021, there was $76,000 thousand and $70,380 thousand outstanding, respectively, and $19,000 thousand and $9,620 thousand available, respectively, to be drawn under the BNP Credit Facility. As of March 31, 2022 and December 31, 2021, the BNP Credit Facility had a fair value of $76,000 thousand and $70,380 thousand, respectively and a weighted average interest rate of 1.64% and 1.84%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of March 31, 2022 and December 31, 2021, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three months ended March 31, 2022, we incurred interest expense of $346 thousand. The average debt outstanding for the three months ended March 31, 2022 was $76,270 thousand.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of March 31, 2022 and December 31, 2021, the Company had unfunded commitments of $2,283 thousand and $2,051 thousand, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of March 31, 2022. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Three months ended March 31, 2022	Three months ended March 31, 2021
Per share data:
Net asset value at beginning of period	$10.90	$10.76
Net investment income (1)	0.14	0.02
Net realized gain (1)	0.02	0.28
Net change in unrealized (depreciation) appreciation (1)	(0.26)	0.00
Net (decrease) increase in net assets resulting from operations (1)	(0.10)	0.30
Stockholder distributions from income (2)	(0.17)	(0.16)
Issuance of common shares	-	0.01
Other (3)	0.01	0.02
Net asset value at end of period	$10.64	$10.93

Net assets at end of period	$52,835	$29,571
Shares outstanding at end of period	4,964,238	2,706,393
Total return (2)	(0.88)%	3.06%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	8.71%	12.00%
Ratio of net expenses including waivers and reversals to average net assets (4)	8.29%	11.37%
Ratio of net investment income to average net assets (4)	3.67%	1.27%

Portfolio turnover (5)	42.6%	183.87%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Ratios are annualized.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On April 1, 2022, the Company issued and sold 72,225 shares of its common stock to certain investors for an aggregate offering price of $769 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On April 18, 2022, the Company issued and sold 32,245 shares of its common stock to certain investors for an aggregate offering price of $347 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On May 6, 2022, the Company issued and sold 68,479 shares of its common stock to certain investors for an aggregate offering price of $724 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of March 31, 2022, no shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

The war in Ukraine spurred volatility that reverberated across all risk assets including bank loans during the quarter.  Loan new issuance slowed following the invasion while demand was also impacted as CLO creation fell and retail fund inflows reversed.  Net retail fund inflows were robust for the quarter against the rising rate backdrop, with $15.5 billion of net inflows.  The Credit Suisse Leveraged Loan Index returned -0.10% for the quarter, with the average bid price down 101 basis points to 97.38 and defaults were in line with Q4 2021 at 0.6% for the last twelve months according to Fitch.

COVID-19 Developments

The rapid, worldwide spread of a novel strain of coronavirus (“COVID-19”) has continued global economic disruption and uncertainty. The impact of the COVID-19 outbreak has affected the global economy, the economies of individual countries, and the financial performance of individual issuers, sectors, industries, asset classes, and markets in significant and unforeseen ways. The COVID-19 pandemic and its effects may last for an extended period of time, and in either case could result in significant market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could disrupt the operations of the Company and its service providers, adversely affect the value and liquidity of the Company’s investments, and negatively impact the Company’s performance and your investment in the Company.

Portfolio and Investment Activity

As of March 31, 2022, our portfolio had a fair market value of approximately $128,455 thousand, a cost basis of approximately $129,166 thousand and was comprised of leveraged loans and equity securities, measured at fair value. Our loan portfolio consisted of 151 investments in 25 industries. The following table depicts a summary of the portfolio as of March 31, 2022 (in thousands):

Investments
Cost	$129,166
Cumulative Net Unrealized Depreciation	(711)
Fair Value	$128,455
Yield at Cost	4.96%

As of December 31, 2021, our portfolio had a fair market value of approximately $106,997 thousand, a cost basis of approximately $106,443 thousand and was comprised of leveraged loans, measured at fair value. Our loan portfolio consisted of 130 investments in 25 industries. The following table depicts a summary of the portfolio as of December 31, 2021 (in thousands):

Investments
Cost	$106,443
Cumulative Net Unrealized Appreciation	554
Fair Value	$106,997
Yield at Cost	4.90%

As of March 31, 2022, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 84.9% of our loan portfolio (at fair value) and 84.9% of our loan portfolio (at cost) having an interest rate floor above 0.0%. The composition of our floating rate loan portfolio by interest rate floor as of March 31, 2022, was as follows (in thousands):

	March 31, 2022
Interest Rate Floor	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	$19,419	15.12%	$19,548	15.13%
0.50%	50,523	39.33%	50,632	39.20%
0.75%	34,342	26.73%	34,435	26.66%
1.00%	24,171	18.82%	24,551	19.01%
	$128,455	100.00%	$129,166	100.00%

As of December 31, 2021, 100.0% of the investments in the portfolio bore interest at floating rates, with 80.8% of our loan portfolio (at fair value) and 80.8% of our loan portfolio (at cost) having an interest rate floor above 0.0%. The composition of our floating rate loan portfolio by interest rate floor as of December 31, 2021 was as follows (in thousands):

	December 31, 2021
Interest Rate Floor	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	$20,539	19.20%	$20,465	19.23%
0.50%	29,680	27.74%	29,515	27.73%
0.75%	36,763	34.35%	36,468	34.26%
1.00%	20,015	18.71%	19,995	18.78%
	$106,997	100.00%	$106,443	100.00%

The portfolio is actively managed, with a turnover ratio of 42.6% for the three months ended March 31, 2022, our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. We do not expect to maintain this level of turnover ratio as this level is inflated due to the ramping of the portfolio and fundraising. However, this high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The average yield for the three months ended March 31, 2022 on the investment was 4.99%. The following tables depict the portfolio activity (in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021
Fair Value, Beginning	$106,997	$67,811
Purchases	72,716	130,232
Sales and Repayments	(50,157)	(127,715)
Payment in-kind interest income	-	1
Non-cash income accrual	57	46
Net realized gains	107	728
Net unrealized (depreciation) appreciation	(1,265)	3
Fair Value, Ending	$128,455	$71,106

	Three months ended March 31, 2022	Three months ended March 31, 2021
Investments, Beginning	130	84
Purchases (new)	45	94
Complete exit	(24)	(89)
Investments, Ending	151	89

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $851 thousand at fair value, or 0.7% of the total portfolio, as of the three months ended March 31, 2022. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of March 31, 2022:

Industry	As of March 31, 2022
Healthcare & Pharmaceuticals	15.3%
Services: Business	10.5%
High Tech Industries	9.7%
Telecommunications	9.7%
Banking, Finance, Insurance & Real Estate	8.2%
Aerospace & Defense	5.6%
Transportation: Cargo	5.5%
Containers, Packaging & Glass	3.8%
Capital Equipment	3.5%
Energy: Oil & Gas	3.4%
Hotel, Gaming & Leisure	3.0%
Retail	3.0%
Chemicals, Plastics, & Rubber	2.6%
Consumer goods: Durable	2.6%
Automotive	2.6%
Construction & Building	2.4%
Media: Advertising, Printing & Publishing	1.6%
Energy: Electricity	1.5%
Services: Consumer	1.4%
Metals & Mining	1.0%
Transportation: Consumer	0.9%
Forest Products & Paper	0.8%
Consumer goods: Non-durable	0.6%
Media: Broadcasting & Subscription	0.4%
Utilities: Electric	0.4%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $823 thousand at fair value, or 0.8% of the total portfolio, as of December 31, 2021. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2021:

Industry	As of December 31, 2021
Healthcare & Pharmaceuticals	16.4%
Services: Business	11.4%
Telecommunications	10.6%
High Tech Industries	10.6%
Banking, Finance, Insurance & Real Estate	7.6%
Aerospace & Defense	6.4%
Transportation: Cargo	4.9%
Energy: Oil & Gas	4.8%
Capital Equipment	4.4%
Retail	3.7%
Hotel, Gaming & Leisure	2.7%
Automotive	1.9%
Containers, Packaging & Glass	1.8%
Energy: Electricity	1.8%
Services: Consumer	1.8%
Construction & Building	1.8%
Consumer goods: Durable	1.3%
Media: Advertising, Printing & Publishing	1.3%
Chemicals, Plastics, & Rubber	1.2%
Forest Products & Paper	0.9%
Consumer goods: Non-durable	0.7%
Media: Broadcasting & Subscription	0.5%
Transportation: Consumer	0.5%
Utilities: Electric	0.5%
Metals & Mining	0.5%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	For the Three months ended March 31, 2022	For the Three months ended March 31, 2021
Investment income:
Interest income	$1,471	$894
Other income	-	9
Total investment income	1,471	903

Expenses:
Management fees	431	289
Interest and debt financing expenses	346	238
Professional fees	78	159
Incentive fees	(110)	110
Offering costs – paid by Moelis Asset	-	60
Administration expenses	48	38
Organization costs	-	36
Organizational costs – paid by Moelis Asset	-	24
Directors’ fees	20	20
Custody fees	7	7
Other general and administrative expenses	169	49
Total expenses	989	1,030
Less: management fees waived	(210)	(115)
Less: incentive fee waived	-	(65)
Net expenses	779	850
Net investment income	692	53
Net realized gain on investments	107	728
Net unrealized (depreciation) appreciation on investments	(1,265)	3
Net realized and unrealized (loss) gain on investments	(1,158)	731
Net (decrease) increase in net assets	$(466)	$784

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three months ended March 31, 2022 and March 31, 2021 was approximately $1,471 thousand and $903 thousand, respectively.

Total Expenses

Total expenses for the three months ended March 31, 2022 and March 31, 2021 of approximately $989 thousand and $1,030 thousand, respectively, include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis. Moelis Asset, parent of the Investment Advisor paid no organizational and offering costs incurred by the Company related to the formation of the entity for the three months ended March 31, 2022. For the three months ended March 31, 2021 Moelis Asset paid approximately $36 thousand of organizational and offering costs incurred by the Company related to the formation of the entity, Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the three months ended March 31, 2022, the Investment Advisor waived $210 thousand of management fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three months ended March 31, 2022 of approximately $989 thousand to approximately $779 thousand.

For the three months ended March 31, 2021 the Investment Advisor waived $115 thousand of management fees and $65 thousand of incentive fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three months ended March 31, 2021 of approximately $1,030 thousand to approximately $850 thousand.

Net Realized Gain on Investments

Sales and repayments of investments during the three months ended March 31, 2022 totaled approximately $50,157 thousand resulting in net realized gains of approximately $107 thousand. Sales and repayments of investments during the three months ended March 31, 2021 totaled approximately $127,715 thousand resulting in net realized gains of approximately $728 thousand.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized depreciation during the three months ended March 31, 2022 totaled approximately $1,265 thousand and the unrealized appreciation during the three months ended March 31, 2021, totaled approximately $3 thousand reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three months ended March 31, 2022, the Company issued and sold 652,917 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $7,108 thousand. For the three months ended March 31, 2021, the Company issued and sold 73,165 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $800 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of March 31, 2022, no shares have been tendered through the share repurchase program.

As of March 31, 2022, the Company issued 4,964,238 shares of Common Stock.

Borrowings

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period, it bears interest at LIBOR plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the three months ended March 31, 2022 and March 31, 2021, we had an average of $76,270 thousand and $36,200 thousand outstanding under the BNP Credit Facility, respectively.

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

On March 22, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended (the “Agreement”). Material amendments to the Agreement include the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 140 basis points plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80,000 thousand to $95,000 thousand and the language and requirements related to the Agreed Upon Procedures provided by independent accountants were amended to be more appropriate for the underlying collateral.

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

As of March 31, 2022 and December 31, 2021, the Company had total senior securities of $76,000 thousand and $74,380 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 169.5% and 166.8%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred expenses of approximately $989 thousand and $1,030 thousand, respectively, primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2022 and March 31, 2021, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of March 31, 2022 and December 31, 2021 the Company had unfunded commitments of $2,283 thousand and $2,051 thousand, respectively.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022, we had a total of $2,283 thousand in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded. As of December 31, 2021, we had a total of $2,051 thousand in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of March 31, 2022, affiliates owned approximately 48% of the Company representing approximately $25,291 thousand of the Company’s net assets. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25,901 thousand of the Company’s net assets.

For the three months ended March 31, 2022, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the three months ended March 31, 2021, Moelis Asset, parent of the Investment Advisor contributed approximately $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset has incurred these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2022 and March 31, 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $20 thousand and $20 thousand in directors’ fees expense, respectively. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more inline with the waivers implemented for management fees.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three months ended March 31, 2022 the Company did not incur organizational or offering expenses. For the three months ended March 31, 2021, the Company incurred $120 thousand of organizational and offering costs. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period. For the three months ended March 31, 2022 Moelis Asset, parent of the Investment Advisor, did not pay any organizational and offering costs incurred by the Company. For the three months ended March 31, 2021 Moelis Asset paid approximately $36 thousand of organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset incurred these expenses and they will not be charged back to the Company.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Investment Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for a two-year term, under which the Investment Advisor, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. Net management fees for the three months ended March 31, 2022 were $221 thousand. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On April 1, 2022, the Company issued and sold 72,225 shares of its common stock to certain investors for an aggregate offering price of $769 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On April 18, 2022, the Company issued and sold 32,245 shares of its common stock to certain investors for an aggregate offering price of $347 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On May 6, 2022, the Company issued and sold 68,479 shares of its common stock to certain investors for an aggregate offering price of $724 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of March 31, 2022, 100% of our loan portfolio bore interest at floating rates with 84.9% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the consolidated statement of assets and liabilities as of the three months ended March 31, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	For the three months ended March 31, 2022
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,791	$(2,396)	$1,395
Up 200 basis points	2,486	(1,598)	888
Up 100 basis points	1,180	(799)	381

Due to the current LIBOR and SOFR rates used by our investments and the majority of our investments having interest rate floors, a decline in interest rates would not have a material impact in our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Steele Creek Capital Corporation

Date: May 16, 2022	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: May 16, 2022	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)