Form 10-Q
period 2022-06-30
Steele Creek Capital Corp
filed 2022-08-15
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the registrant had 5,415,228 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $139,722 and $106,443, respectively)	$131,581	$106,997
Cash	15,121	8,449
Receivable for investments sold	17,148	62,363
Prepaid expenses and other assets	435	151
Interest receivable	263	310
Total assets	$164,548	$178,270

Liabilities
Credit facility	86,300	70,380
Payable for investments purchased	28,165	58,872
Management fees payable	143	269
Interest payable	9	11
Incentive fees payable	-	309
Accounts payable and accrued expenses	529	312
Directors’ fees payable	-	17
Distributions payable	815	1,107
Total liabilities	115,961	131,277

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 5,274,748 shares authorized, 5,274,748 and 4,311,321 shares issued and outstanding, respectively	$5	$4
Paid-in-capital in excess of par value	56,921	46,633
Total distributable earnings	(8,339)	356
Total net assets	$48,587	$46,993

Total liabilities and net assets	$164,548	$178,270

Net asset value per share	$9.21	$10.90

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021

Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$1,805	$3,276	$899	$1,793
Other income	-	-	6	15
Total investment income	1,805	3,276	905	1,808

Expenses:
Management fees	414	845	451	740
Interest and debt financing expenses	499	844	273	511
Professional fees	79	157	139	298
Incentive fees	-	(110)	95	205
Offering costs - paid by Moelis Asset	-	-	39	99
Administration expenses	55	103	37	75
Directors’ fees	20	40	22	42
Custody fees	8	15	8	15
Organizational costs	-	-	-	36
Organizational costs - paid by Moelis Asset	-	-	-	24
Other general and administrative expenses	245	414	6	55
Total expenses	1,320	2,308	1,070	2,100
Less: management fees waived	(271)	(481)	(216)	(331)
Incentive fee waiver reversal	-	-	(70)	(135)
Net expenses	1,049	1,827	784	1,634
Net investment income	756	1,449	121	174

Realized and unrealized (loss) gain on investments:
Net realized gain on non-controlled/non-affiliate company investments	59	166	597	1,325
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliate company investments	(7,430)	(8,696)	37	40

Total net realized and unrealized (loss) gain on investments	(7,371)	(8,530)	634	1,365

Net (decrease) increase in net assets resulting from operations	$(6,615)	$(7,081)	$755	$1,539

Per share data:
Net investment income per share - basic and diluted	$0.15	$0.29	$0.04	$0.06
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$(1.28)	$(1.42)	$0.25	$0.54
Weighted average shares outstanding - basic and diluted	5,157	4,980	3,081	2,868

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021
Operations
Net investment income	$756	$1,449	$121	$174
Net realized gain on investments	59	166	597	1,325
Net change in unrealized (depreciation) appreciation on investments	(7,430)	(8,696)	37	40
Net (decrease) increase in net assets resulting from operations	(6,615)	(7,081)	755	1,539

Distributions to Stockholders
Distributions of realized income	(815)	(1,615)	(465)	(901)

Capital Share Transactions
Issuance of common shares	3,182	10,290	11,808	12,608

Organizational and offering costs
Contributions for organizational and offering costs	-	-	-	36
Deferred offering costs	-	-	39	86
	-	-	39	122

Net Assets
Net (decrease) increase in net assets during the period	(4,248)	1,594	12,137	13,368
Net assets at beginning of period	52,835	46,993	29,571	28,340
Net assets at end of period	48,587	48,587	41,708	41,708

Capital Share Activity
Issuance of common shares	311	964	1,076	1,149
Shares issued and outstanding at beginning of period	4,964	4,311	2,706	2,633
Shares issued and outstanding at end of period	5,275	5,275	3,782	3,782

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(unaudited)

(in thousands, except per share data)

	Six months ended June 30, 2022	Six months ended June 30, 2021

Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(7,081)	$1,539

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(119,872)	(312,303)
Proceeds from sales of investments and paydowns	86,862	270,591
Payment in-kind interest income	-	(4)
Adjustment from Moelis Asset for organizational and offering costs	-	36
Amortization of premium/accretion of discount, net	(104)	(78)
Net realized (gain) loss on investments	(166)	(1,325)
Net change in unrealized depreciation (appreciation) on investments	8,696	(40)
Changes in operating assets and liabilities:
Receivable for investments sold	45,215	(65,913)
Prepaid expenses and other assets	(284)	38
Interest receivable	47	(75)
Payable for investments purchased	(30,707)	77,898
Management fees payable	(126)	236
Interest payable	(2)	(34)
Inventive fees payable	(309)	69
Accounts payable and accrued expenses	217	37
Directors’ fees payable	(17)	4
Net cash used in operating activities	(17,631)	(29,324)

Cash flows from financing activities:
Proceeds from issuance of common shares	10,290	12,608
Proceeds from issuance of debt	15,920	17,200
Payments of offering costs	-	86
Stockholder distributions paid	(1,907)	(862)
Payments of deferred financing costs	-	-
Net cash provided by financing activities	24,303	29,032

Net increase in Cash	6,672	(292)
Cash, beginning of period	8,449	3,206
Cash, end of period	$15,121	$2,914

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$846	$545

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliate Investments -270.8% of Shareholder’s Equity (3)
Investments made in United States Companies
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/29	4.50%	S + 4.00%	0.50%	866	862	828	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	6/30/27	6.50%	L + 5.75%	0.75%	541	527	508	1.0%
MAG DS Corp.	First Lien - Term Loan	4/1/27	6.50%	L + 5.50%	1.00%	931	894	856	1.8%
Peraton Corp.	First Lien - Term Loan	2/1/28	4.50%	L + 3.75%	0.75%	970	966	915	1.9%
Propulsion (BC) Midco SARL	First Lien - Term Loan	2/12/29	4.50%	S + 4.00%	0.50%	1,000	995	950	2.0%
Setanta Aircraft Leasing DAC	First Lien - Term Loan	11/2/28	2.00%	L + 2.00%	0.00%	1,000	998	954	2.0%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.)	First Lien - Term Loan	1/15/25	4.25%	L + 3.75%	0.50%	989	986	966	2.0%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/28	4.75%	L + 4.00%	0.75%	998	993	950	2.0%
Total Aerospace & Defense							7,221	6,927	14.3%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/28	5.00%	L + 4.50%	0.50%	1,491	1,479	1,379	2.9%
First Brands Group, LLC	First Lien - Term Loan	3/30/27	6.00%	L + 5.00%	1.00%	992	993	947	1.9%
Holley Inc.	First Lien - Term Loan	11/17/28	4.50%	L + 3.75%	0.75%	934	935	884	1.8%
Total Automotive							3,407	3,210	6.6%

Banking, Finance, Insurance & Real Estate
AssuredPartners, Inc.	First Lien - Term Loan	2/12/27	4.00%	S + 3.50%	0.50%	998	995	933	1.9%
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/27	4.00%	L + 3.50%	0.50%	1,102	1,090	1,051	2.2%
Blackstone Mortgage Trust, Inc.	First Lien - Term Loan	4/23/26	4.00%	S + 3.50%	0.50%	853	841	827	1.7%
Citadel Securities T/L B (01/21)	First Lien - Term Loan	2/2/28	2.50%	L + 2.50%	0.00%	1,247	1,205	1,203	2.5%
Deerfield Dakota Holding, LLC	First Lien - Term Loan	4/9/27	4.75%	S + 3.75%	1.00%	997	993	937	1.9%
DRW Holdings, LLC	First Lien - Term Loan	2/24/28	3.75%	L + 3.75%	0.00%	893	889	859	1.8%
FinCo I LLC	First Lien - Term Loan	6/27/25	2.50%	L + 2.50%	0.00%	491	491	469	1.0%
HIG Finance 2 Limited	First Lien - Term Loan	11/12/27	4.00%	L + 3.25%	0.75%	1,481	1,481	1,402	2.8%
IMA Financial Group, Inc.	First Lien - Term Loan	11/1/28	4.25%	L + 3.75%	0.50%	498	491	471	1.0%
Jane Street Group, LLC	First Lien - Term Loan	1/26/28	2.75%	L + 2.75%	0.00%	990	981	954	2.0%
KREF Holdings X LLC	First Lien - Term Loan	9/1/27	4.00%	L + 3.50%	0.50%	498	498	473	1.0%
LendingTree, Inc.	First Lien - Term Loan	9/15/28	4.50%	L + 3.75%	0.75%	1,500	1,487	1,411	2.8%
Newport Parent, Inc.	First Lien - Term Loan	12/10/27	7.50%	L + 6.50%	1.00%	481	465	464	1.0%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/28	3.25%	L + 2.75%	0.50%	995	963	918	1.9%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/24	5.25%	L + 4.25%	1.00%	706	702	660	1.4%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/25	4.50%	L + 3.50%	1.00%	1,583	1,567	1,482	2.9%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/27	3.75%	L + 3.00%	0.75%	494	496	476	1.0%
Total Banking, Finance, Insurance & Real Estate							15,635	14,990	30.8%

Capital Equipment
American Trailer World Corp.	First Lien - Term Loan	3/3/28	4.50%	L + 3.75%	0.75%	990	981	855	1.8%
DMT Solutions Global Corporation	First Lien - Term Loan	7/2/24	7.50%	L + 7.50%	0.00%	706	707	669	1.4%
DS Parent, Inc.	First Lien - Term Loan	12/10/28	6.50%	L + 5.75%	0.75%	975	947	938	1.9%
Energy Acquisition LP	First Lien - Term Loan	6/26/25	4.25%	L + 4.25%	0.00%	1,165	1,151	1,067	2.2%
Novae LLC	First Lien - Term Loan	12/22/28	5.75%	S + 5.00%	0.75%	776	769	734	1.5%
Novae LLC	First Lien - Delayed Draw Loan	12/22/28	5.75%	S + 5.00%	0.75%	222	220	210	0.4%
Total Capital Equipment							4,775	4,473	9.2%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	2/16/29	4.75%	S + 3.75%	1.00%	208	206	200	0.4%
Bakelite UK Intermediate Ltd.	First Lien - Term Loan	5/29/29	4.50%	S + 4.00%	0.50%	1,000	995	932	1.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
DCG Acquisition Corp.	First Lien - Term Loan	9/30/26	4.50%	L + 4.50%	0.00%	1,234	1,237	1,160	2.4%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/28	4.25%	L + 3.50%	0.75%	498	495	476	1.0%
Total Chemicals, Plastics, & Rubber							2,933	2,768	5.7%

Construction & Building
Janus International Group, LLC	First Lien - Term Loan	2/12/25	4.25%	L + 3.25%	1.00%	890	892	844	1.7%
Michael Baker International, LLC	First Lien - Term Loan	12/1/28	5.75%	L + 5.00%	0.75%	995	986	970	2.0%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	3/23/29	4.75%	S + 4.25%	0.50%	1,250	1,213	1,159	2.4%
Total Construction & Building							3,091	2,973	6.1%

Consumer Goods: Durable
Hunter Douglas Holding B.V.	First Lien - Term Loan	2/26/29	4.00%	S + 3.50%	0.50%	1,000	995	865	1.8%
LHS Borrower, LLC	First Lien - Term Loan	2/16/29	5.25%	S + 4.75%	0.50%	998	988	864	1.8%
Mannington Mills, Inc.	First Lien - Term Loan	8/6/26	3.75%	L + 3.75%	0.00%	434	434	404	0.8%
Pelican Products, Inc.	First Lien - Term Loan	12/29/28	4.75%	L + 4.25%	0.50%	995	992	930	1.9%
Total Consumer Goods: Durable							3,409	3,063	6.3%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/28	4.25%	L + 3.75%	0.50%	1,143	1,138	962	2.0%
Total Consumer Goods: Non-Durable							1,138	962	2.0%

Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/26	4.75%	L + 4.75%	0.00%	491	489	473	1.0%
Clydesdale Acquisition Holdings, Inc.	First Lien - Term Loan	4/13/29	4.75%	S + 4.25%	0.50%	1,500	1,463	1,408	2.9%
Pactiv Evergreen Inc.	First Lien - Term Loan	9/22/28	4.00%	L + 3.50%	0.50%	995	967	935	1.9%
Plaze, Inc.	First Lien - Term Loan	8/3/26	4.50%	L + 3.75%	0.75%	664	657	621	1.3%
Sabert Corporation	First Lien - Term Loan	12/10/26	5.50%	L + 4.50%	1.00%	1,176	1,174	1,120	2.3%
Total Containers, Packaging & Glass							4,750	4,557	9.4%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/27	4.50%	L + 3.50%	1.00%	965	962	912	1.9%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/27	5.25%	L + 4.50%	0.75%	966	947	928	1.9%
Total Energy: Electricity							1,909	1,840	3.8%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/14/28	4.75%	L + 3.75%	1.00%	707	712	690	1.4%
CQP Holdco LP	First Lien - Term Loan	6/5/28	4.25%	L + 3.75%	0.50%	1,238	1,232	1,170	2.4%
Lucid Energy Group II Borrower, LLC	First Lien - Term Loan	11/22/28	5.00%	L + 4.25%	0.75%	2,491	2,460	2,465	5.1%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/26	4.75%	L + 4.75%	0.00%	500	491	469	1.0%
Total Energy: Oil & Gas							4,895	4,794	9.9%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	First Lien - Term Loan	4/20/28	4.50%	L + 3.75%	0.75%	990	982	941	1.9%
Total Forest Products & Paper							982	941	1.9%

Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	First Lien - Term Loan	12/29/23	6.25%	L + 5.25%	1.00%	950	927	839	1.7%
ANI Pharmaceuticals, Inc.	First Lien - Term Loan	11/19/27	6.75%	L + 6.00%	0.75%	995	983	957	2.0%
ASP Navigate Acquisition Corp.	First Lien - Term Loan	10/6/27	5.50%	L + 4.50%	1.00%	992	993	940	1.9%
Athletico Management, LLC	First Lien - Term Loan	2/15/29	4.75%	S + 4.25%	0.50%	500	484	476	1.0%
Aveanna Healthcare LLC	First Lien - Term Loan	7/17/28	4.25%	L + 3.75%	0.50%	403	402	357	0.7%
Aveanna Healthcare LLC (4)	First Lien - Delayed Draw Loan	7/17/28	4.25%	L + 3.75%	0.50%	94	-	(11)	0.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/28	5.25%	L + 4.50%	0.75%	995	991	948	2.0%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/2/24	5.00%	L + 4.50%	0.50%	688	683	657	1.4%
CCRR Parent, Inc.	First Lien - Term Loan	3/6/28	4.50%	L + 3.75%	0.75%	988	983	934	1.9%
Confluent Health, LLC	First Lien - Term Loan	11/30/28	4.50%	L + 4.00%	0.50%	787	784	737	1.5%
Confluent Health, LLC (5)	First Lien - Delayed Draw Loan	11/30/28	4.50%	L + 4.00%	0.50%	170	33	22	0.0%
FC Compassus, LLC	First Lien - Term Loan	12/31/26	5.00%	L + 4.25%	0.75%	1,234	1,232	1,098	2.4%
Global Medical Response, Inc.	First Lien - Term Loan	10/2/25	5.25%	L + 4.25%	1.00%	493	486	459	0.9%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/26	5.50%	L + 4.75%	0.75%	953	946	899	1.8%
Help at Home, LLC	First Lien - Term Loan	10/29/27	6.00%	L + 5.00%	1.00%	877	866	841	1.7%
Help at Home, LLC	First Lien - Delayed Draw Loan	10/29/27	6.00%	L + 5.00%	1.00%	111	110	106	0.2%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/28	5.50%	L + 4.75%	0.75%	990	974	926	1.9%
PDS Holdco Inc.	First Lien - Term Loan	8/18/28	5.25%	L + 4.50%	0.75%	1,354	1,348	1,269	2.6%
PDS Holdco Inc. (6)	First Lien - Delayed Draw Loan	8/18/28	5.25%	L + 4.50%	0.75%	138	134	125	0.3%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/11/25	4.25%	L + 4.25%	0.00%	1,011	1,005	971	2.0%
SCP Eye Care Services LLC (4)	First Lien - Delayed Draw Loan	3/16/28	5.25%	L + 4.50%	0.75%	148	-	(6)	0.0%
SCP Eye Care Services LLC	First Lien - Term Loan	3/16/28	5.25%	L + 4.50%	0.75%	844	842	808	1.7%
TTF Holdings, LLC	First Lien - Term Loan	3/31/28	5.00%	L + 4.25%	0.75%	635	631	611	1.3%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/28	4.75%	L + 4.25%	0.50%	1,105	1,100	1,034	2.1%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/27	5.75%	L + 5.25%	0.50%	998	988	885	1.8%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/30/26	3.50%	L + 3.50%	0.00%	422	419	398	0.8%
Zotec Partners, LLC	First Lien - Term Loan	2/14/24	4.75%	L + 3.75%	1.00%	14	14	14	0.0%
Total Healthcare & Pharmaceuticals							18,358	17,294	35.6%

High Tech Industries
Boxer Parent Company Inc.	First Lien - Term Loan	10/2/25	3.75%	L + 3.75%	0.00%	166	157	155	0.3%
Casa Systems, Inc.	First Lien - Term Loan	12/20/23	5.00%	L + 4.00%	1.00%	1,488	1,488	1,416	2.9%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/28	4.50%	L + 4.00%	0.50%	998	988	943	1.9%
ConnectWise, LLC	First Lien - Term Loan	9/29/28	4.00%	L + 3.50%	0.50%	995	991	914	1.9%
Ingram Micro Inc.	First Lien - Term Loan	6/30/28	4.00%	L + 3.50%	0.50%	990	981	939	1.9%
LogMeIn, Inc.	First Lien - Term Loan	8/31/27	4.75%	L + 4.75%	0.00%	988	966	758	1.6%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/26	5.75%	L + 5.00%	0.75%	727	724	702	1.4%
Project Leopard Holdings, Inc.	First Lien - Term Loan	7/7/23	5.75%	L + 4.75%	1.00%	653	652	650	1.3%
Project Leopard Holdings, Inc.	First Lien - Term Loan	7/7/23	5.75%	L + 4.75%	1.00%	2,230	2,225	2,220	4.6%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/29	4.75%	S + 4.25%	0.50%	1,500	1,486	1,339	2.8%
Rocket Software, Inc.	First Lien - Term Loan	11/28/25	4.25%	L + 4.25%	0.00%	383	379	357	0.7%
Rocket Software, Inc.	First Lien - Term Loan	11/28/25	4.75%	L + 4.25%	0.50%	109	106	101	0.2%
Seattle SpinCo, Inc.	First Lien - Term Loan	2/26/27	4.50%	S + 4.00%	0.50%	1,209	1,198	1,103	2.3%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/25	4.00%	L + 4.00%	0.00%	1,392	1,377	1,259	2.6%
Vision Solutions, Inc. (Precisely Software Incorporated)	First Lien - Term Loan	4/24/28	4.75%	L + 4.00%	0.75%	991	989	901	1.9%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/28	4.25%	L + 3.75%	0.50%	346	344	325	0.7%
Total High Tech Industries							15,051	14,082	29.0%

Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/24/28	4.75%	L + 4.25%	0.50%	998	988	965	2.0%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/29/29	4.50%	S + 4.00%	0.50%	998	995	923	1.9%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/28/28	4.25%	L + 3.75%	0.50%	200	198	191	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/27	4.00%	L + 3.50%	0.50%	440	439	413	0.8%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/27	4.00%	L + 3.50%	0.50%	276	275	259	0.5%
Scientific Games International, Inc.	First Lien - Term Loan	4/16/29	3.50%	S + 3.00%	0.50%	1,000	993	952	2.0%
United AirLines, Inc.	First Lien - Term Loan	4/21/28	4.50%	L + 3.75%	0.75%	988	983	923	1.9%
Total Hotel, Gaming & Leisure							4,871	4,626	9.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/28	4.00%	L + 3.50%	0.50%	998	988	943	1.9%
Thryv, Inc.	First Lien - Term Loan	3/1/26	9.50%	L + 8.50%	1.00%	1,071	1,066	1,050	2.2%
Total Media: Advertising, Printing & Publishing							2,054	1,993	4.1%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/28	3.75%	L + 3.75%	0.00%	500	502	485	1.0%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/13/29	3.75%	S + 3.75%	0.00%	750	728	694	1.4%
Total Media: Broadcasting & Subscription							1,230	1,179	2.4%

Retail
Apro, LLC	First Lien - Term Loan	11/14/26	4.50%	L + 3.75%	0.75%	1,333	1,326	1,250	2.6%
EG Group Limited	First Lien - Delayed Draw Loan	3/31/26	4.75%	L + 4.25%	0.50%	992	985	942	1.9%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/28	4.50%	L + 3.75%	0.75%	985	981	901	1.9%
Rent-A-Center, Inc.	First Lien - Term Loan	2/17/28	3.75%	L + 3.25%	0.50%	584	584	528	1.1%
Total Retail							3,876	3,621	7.5%

Services: Business
Access CIG, LLC	First Lien - Term Loan	2/27/25	3.75%	L + 3.75%	0.00%	1,359	1,351	1,287	2.7%
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/27	4.50%	L + 3.75%	0.75%	990	990	934	1.9%
Artera Services, LLC	First Lien - Term Loan	3/6/25	4.50%	L + 3.50%	1.00%	990	984	788	1.6%
Congruex Group LLC	First Lien - Term Loan	5/3/29	6.50%	S + 5.75%	0.75%	1,000	975	965	2.0%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/29	5.50%	S + 4.75%	0.75%	1,250	1,226	1,174	2.4%
Energize Holdco LLC	First Lien - Term Loan	12/8/28	4.25%	L + 3.75%	0.50%	875	871	826	1.7%
Go Daddy Operating Company, LLC (GD Finance Co, Inc.)	First Lien - Term Loan	8/10/27	2.00%	L + 2.00%	0.00%	1,496	1,446	1,442	3.0%
Indy US Bidco, LLC	First Lien - Term Loan	3/6/28	3.75%	L + 3.75%	0.00%	494	492	460	0.9%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/27	4.25%	L + 3.50%	0.75%	991	988	922	1.9%
Misys Limited	First Lien - Term Loan	6/13/24	4.50%	L + 3.50%	1.00%	994	996	899	1.8%
Phoenix Services International LLC	First Lien - Term Loan	3/1/25	4.75%	L + 3.75%	1.00%	1,466	1,462	1,114	2.3%
Pitney Bowes Inc.	First Lien - Term Loan	3/17/28	4.00%	L + 4.00%	0.00%	988	979	946	1.9%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/27	3.50%	L + 3.50%	0.00%	1,000	1,000	950	2.0%
Sitel Group	First Lien - Term Loan	8/28/28	4.25%	L + 3.75%	0.50%	1,489	1,482	1,435	3.0%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/28	4.50%	L + 4.00%	0.50%	993	987	912	1.9%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/28	3.50%	S + 3.00%	0.50%	993	990	943	1.9%
UST Global Inc	First Lien - Term Loan	11/20/28	4.25%	L + 3.75%	0.50%	995	990	951	2.0%
VM Consolidated, Inc.	First Lien - Term Loan	3/26/28	3.25%	L + 3.25%	0.00%	2	2	2	0.0%
Total Services: Business							18,211	16,950	34.9%

Services: Consumer
Cimpress plc	First Lien - Term Loan	5/17/28	4.00%	L + 3.50%	0.50%	990	982	919	1.9%
St. George’s University Scholastic Services T/L B (06/21)		2/10/29	3.75%	L + 3.25%	0.50%	249	238	236	0.5%
WW International, Inc.	First Lien - Term Loan	4/13/28	4.00%	L + 3.50%	0.50%	945	941	750	1.5%
Total Services: Consumer							2,161	1,905	3.9%

Telecommunications
Avaya Inc.	First Lien - Term Loan	12/15/27	4.25%	L + 4.25%	0.00%	850	840	638	1.3%
CCI Buyer, Inc.	First Lien - Term Loan	12/17/27	4.75%	L + 4.00%	0.75%	988	980	904	1.9%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/26	5.00%	L + 5.00%	0.00%	1,481	1,459	1,274	2.5%
Digi International Inc.	First Lien - Term Loan	11/1/28	5.50%	L + 5.00%	0.50%	838	823	808	1.7%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/28	5.25%	L + 4.75%	0.50%	1,496	1,483	1,399	2.9%
Maxar Technologies Inc.	First Lien - Term Loan	6/14/29	4.75%	S + 4.25%	0.50%	1,000	955	951	2.0%
Plantronics, Inc.	First Lien - Term Loan	7/2/25	2.50%	L + 2.50%	0.00%	577	571	569	1.2%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/27	7.50%	S + 7.00%	0.50%	1,000	960	889	1.8%
Venga Finance S.a r.l.	First Lien - Term Loan	12/3/28	5.50%	L + 4.75%	0.75%	1,000	970	935	1.9%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/27	3.00%	L + 3.00%	0.00%	1,000	996	926	1.9%
Total Telecommunications							10,037	9,293	19.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(3)
Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	9/30/28	5.00%	L + 4.25%	0.75%	993	988	910	1.9%
Daseke Companies, Inc.	First Lien - Term Loan	3/9/28	4.75%	L + 4.00%	0.75%	988	983	923	1.9%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/28	4.25%	L + 3.75%	0.50%	998	995	934	1.9%
Kenan Advantage Group, Inc.,The	Second Lien - Term Loan	9/1/27	8.00%	L + 7.25%	0.75%	1,000	983	915	1.9%
Stonepeak Taurus Lower Holdings LLC	Second Lien - Term Loan	1/28/30	7.50%	S + 7.00%	0.50%	2,000	1,972	1,860	3.8%
Total Transportation: Cargo							5,921	5,542	11.4%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	12/1/27	2.75%	L + 2.25%	0.50%	616	597	587	1.2%
First Student Bidco Inc.	First Lien - Term Loan	7/21/28	3.50%	L + 3.00%	0.50%	363	362	326	0.7%
First Student Bidco Inc.	First Lien - Term Loan	7/21/28	3.50%	L + 3.00%	0.50%	135	134	121	0.2%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/16/29	4.25%	S + 3.75%	0.50%	641	638	601	1.2%
Total Transportation: Consumer							1,731	1,635	3.3%

Utilities: Electric
PG&E Corporation	First Lien - Term Loan	6/23/25	3.50%	L + 3.00%	0.50%	490	488	464	1.0%
Total Utilities: Electric							488	464	1.0%

Utilities: Oil & Gas
AL GCX Holdings, LLC	First Lien - Term Loan	5/17/29	4.25%	S + 3.75%	0.50%	90	90	88	0.2%
Total Utilities: Oil & Gas							90	88	0.2%

Total Investments made in United States Companies							138,224	130,170	267.9%

Investments made in Luxembourg Companies
Containers, Packaging & Glass
Mar Bidco S.a r.l.	First Lien - Term Loan	6/28/28	4.75%	L + 4.25%	0.50%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Telecommunications
Zacapa S.a r.l.	First Lien - Term Loan	3/22/29	4.75%	S + 4.25%	0.50%	1,489	1,484	1,398	2.9%
Total Telecommunications							1,484	1,398	2.9%

Total Investments made in Luxembourg Companies							1,498	1,411	2.9%

Total Non-controlled/Non-Affiliate Investments							$139,722	$131,581	270.8%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2022. As of June 30, 2022, rates for 1M L, 3M L and 6M L are 1.79%, 2.29%, and 2.94% respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of June 30, 2022, rates for 1M S, 3M S and 6M S are 1.69%, 2.12%, and 2.63% respectively.

(3)	Percentages are based on net assets of $48,587 as of June 30, 2022.

(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

(5)	Of the entire $169,752 commitment to Confluent Health, LLC, $136,650 was unfunded as of June 30, 2022.

(6)	Of the entire $138,354 commitment to PDS Holdco, Inc., $4,167 was unfunded as of June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(3)
Non-controlled/Non-Affiliate Investments - 227.70% of Shareholder’s Equity (3)
Investments made in United States Companies
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/1/27	5.50%	L + 4.75%	0.75%	993	$976	$994	2.1%
HDT Holdco, Inc.	First Lien - Term Loan	6/30/27	6.50%	L + 5.75%	0.75%	975	947	966	2.1%
MAG DS Corp.	First Lien - Term Loan	4/1/27	6.50%	L + 5.50%	1.00%	953	913	877	1.9%
Peraton Corp.	First Lien - Term Loan	2/1/28	4.50%	L + 3.75%	0.75%	993	988	995	2.1%
Setanta Aircraft Leasing DAC	First Lien - Term Loan	11/2/28	2.14%	L + 2.00%	0.14%	1,000	998	1,001	2.1%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.)	First Lien - Term Loan	1/15/25	4.25%	L + 3.75%	0.50%	994	991	996	2.1%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/28	4.75%	L + 4.00%	0.75%	1,000	995	1,000	2.1%
Total Aerospace & Defense							6,808	6,829	14.5%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/28	5.00%	L + 4.50%	0.50%	995	993	998	2.1%
First Brands Group, LLC	First Lien - Term Loan	3/30/27	6.00%	L + 5.00%	1.00%	997	997	1,004	2.2%
Total Automotive							1,990	2,002	4.3%

Banking, Finance, Insurance & Real Estate
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/27	4.00%	L + 3.50%	0.50%	1,108	1,094	1,103	2.4%
DRW Holdings, LLC	First Lien - Term Loan	2/24/28	3.85%	L + 3.75%	0.10%	902	898	900	1.9%
FinCo I LLC	First Lien - Term Loan	6/27/25	2.60%	L + 2.50%	0.10%	494	493	493	1.0%
HIG Finance 2 Limited	First Lien - Term Loan	11/12/27	4.00%	L + 3.25%	0.75%	1,489	1,489	1,484	3.2%
Jane Street Group, LLC	First Lien - Term Loan	1/26/28	2.85%	L + 2.75%	0.10%	995	986	989	2.1%
KREF Holdings X LLC	First Lien - Term Loan	9/1/27	3.69%	L + 3.50%	0.19%	500	500	501	1.1%
LendingTree, Inc.	First Lien - Term Loan	8/24/28	4.15%	L + 4.00%	0.15%	1,500	$(14)	1	0.0%
Newport Parent, Inc.	First Lien - Term Loan	12/10/27	7.50%	L + 6.50%	1.00%	488	470	490	1.0%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/24	5.25%	L + 4.25%	1.00%	711	706	713	1.5%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/25	4.50%	L + 3.50%	1.00%	1,000	991	1,001	2.1%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/27	3.75%	L + 3.00%	0.75%	496	498	497	1.1%
Total Banking, Finance, Insurance & Real Estate							8,111	8,172	17.4%

Capital Equipment
American Trailer World Corp.	First Lien - Term Loan	3/3/28	4.50%	L + 3.75%	0.75%	995	996	993	2.1%
DMT Solutions Global Corporation	First Lien - Term Loan	7/2/24	8.50%	L + 7.50%	1.00%	728	730	713	1.5%
DS Parent, Inc.	First Lien - Term Loan	12/10/28	6.50%	L + 5.75%	0.75%	2,000	1,940	1,955	4.2%
Energy Acquisition LP	First Lien - Term Loan	6/26/25	4.35%	L + 4.25%	0.10%	1,169	1,153	1,162	2.5%
Total Capital Equipment							4,819	4,823	10.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(3)
Chemicals, Plastics, & Rubber
DCG Acquisition Corp.	First Lien - Term Loan	9/30/26	4.60%	L + 4.50%	0.10%	241	241	241	0.4%
LSF11 A5 Holdco LLC	First Lien - Term Loan	10/15/28	4.25%	L + 3.75%	0.50%	500	500	500	1.1%
Sparta U.S. Holdco LLC	First Lien - Term Loan	4/28/28	4.25%	L + 3.50%	0.75%	500	498	501	1.1%
Total Chemicals, Plastics, & Rubber							1,239	1,242	2.6%

Construction & Building
Janus International Group, LLC	First Lien - Term Loan	2/12/25	4.25%	L + 3.25%	1.00%	895	897	895	2.0%
Michael Baker International, LLC	First Lien - Term Loan	12/1/28	5.75%	L + 5.00%	0.75%	1,000	990	1,010	2.1%
Total Construction & Building							1,887	1,905	4.1%

Consumer Goods: Durable
Mannington Mills, Inc.	First Lien - Term Loan	8/6/26	3.97%	L + 3.75%	0.22%	436	436	436	0.9%
Pelican Products, Inc.	First Lien - Term Loan	12/29/28	4.75%	L + 4.25%	0.50%	1,000	996	997	2.1%
Total Consumer Goods: Durable							1,432	1,433	3.0%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/28	4.25%	L + 3.75%	0.50%	748	745	749	1.6%
Total Consumer Goods: Non-Durable							745	749	1.6%

Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/26	4.85%	L + 4.75%	0.10%	494	492	496	1.1%
Plaze, Inc.	First Lien - Term Loan	8/3/26	4.50%	L + 3.75%	0.75%	668	659	663	1.4%
Sabert Corporation	First Lien - Term Loan	11/26/26	5.50%	L + 4.50%	1.00%	706	702	707	1.5%
Total Containers, Packaging & Glass							1,853	1,866	4.0%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/27	4.50%	L + 3.50%	1.00%	983	979	982	2.1%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/27	5.50%	L + 4.50%	1.00%	985	965	986	2.1%
Total Energy: Electricity							1,944	1,968	4.2%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/14/28	4.75%	L + 3.75%	1.00%	748	753	754	1.6%
ChampionX Holding Inc.	First Lien - Term Loan	6/3/27	6.00%	L + 5.00%	1.00%	925	918	938	2.0%
CQP Holdco LP	First Lien - Term Loan	6/5/28	4.25%	L + 3.75%	0.50%	1,244	1,238	1,243	2.6%
Lucid Energy Group II Borrower, LLC	First Lien - Term Loan	11/22/28	5.00%	L + 4.25%	0.75%	1,000	990	990	2.2%
Navitas Midstream Midland Basin, LLC	First Lien - Term Loan	12/13/24	4.75%	L + 4.00%	0.75%	755	753	755	1.6%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/26	4.85%	L + 4.75%	0.10%	500	490	485	1.0%
Total Energy: Oil & Gas							5,142	5,165	11.0%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	First Lien - Term Loan	2/9/28	4.50%	L + 3.75%	0.75%	995	986	994	2.1%
Total Forest Products & Paper							986	994	2.1%

Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	First Lien - Term Loan	12/29/23	6.25%	L + 5.25%	1.00%	975	944	935	2.0%
ANI Pharmaceuticals, Inc.	First Lien - Term Loan	5/24/27	6.75%	L + 6.00%	0.75%	1,000	987	1,005	2.1%
ASP Navigate Acquisition Corp.	First Lien - Term Loan	10/6/27	5.50%	L + 4.50%	1.00%	997	997	1,002	2.1%
Aveanna Healthcare LLC	First Lien - Term Loan	6/30/28	4.25%	L + 3.75%	0.50%	405	403	403	0.9%
Aveanna Healthcare LLC (5)	First Lien - Delayed Draw Loan	6/30/28	4.25%	L + 3.75%	0.50%	94	-	-	0.0%
Bayou Intermediate II, LLC	First Lien - Term Loan	5/15/28	5.25%	L + 4.50%	0.75%	1,000	995	1,005	2.1%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/2/24	5.00%	L + 4.50%	0.50%	1,000	990	1,000	2.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(3)
CCRR Parent, Inc.	First Lien - Term Loan	3/6/28	4.50%	L + 3.75%	0.75%	992	988	993	2.1%
Confluent Health, LLC	First Lien - Term Loan	11/30/28	4.10%	L + 4.00%	0.10%	789	785	790	1.7%
Confluent Health, LLC (5)	First Lien - Delayed Draw Loan	11/30/28	4.10%	L + 4.00%	0.10%	170	-	-	0.0%
FC Compassus, LLC	First Lien - Term Loan	12/31/26	5.00%	L + 4.25%	0.75%	990	988	991	2.1%
Global Medical Response, Inc.	First Lien - Term Loan	9/24/25	5.25%	L + 4.25%	1.00%	495	487	494	1.1%
Golden State Buyer, Inc.	First Lien - Term Loan	6/22/26	5.50%	L + 4.75%	0.75%	995	987	992	2.1%
Help at Home, LLC	First Lien - Delayed Draw Loan	10/22/27	6.00%	L + 5.00%	1.00%	112	110	112	0.2%
Help at Home, LLC	First Lien - Term Loan	10/20/27	6.00%	L + 5.00%	1.00%	881	870	882	1.9%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/28	5.50%	L + 4.75%	0.75%	995	977	996	2.1%
PDS Holdco Inc.	First Lien - Term Loan	8/18/28	5.25%	L + 4.50%	0.75%	1,361	1,354	1,363	3.0%
PDS Holdco Inc. (4)	First Lien - Delayed Draw Loan	8/18/28	5.25%	L + 4.50%	0.75%	139	58	59	0.1%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/3/25	4.47%	L + 4.25%	0.22%	515	513	517	1.1%
SCP Eye Care Services LLC	First Lien - Term Loan	3/16/28	5.25%	L + 4.50%	0.75%	848	846	851	1.8%
SCP Eye Care Services LLC (5)	First Lien - Delayed Draw Loan	3/16/28	4.65%	L + 4.50%	0.15%	148	-	-	0.0%
TTF Holdings, LLC	First Lien - Term Loan	3/31/28	5.00%	L + 4.25%	0.75%	699	695	701	1.5%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/28	4.75%	L + 4.25%	0.50%	998	993	996	2.1%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/27	5.75%	L + 5.25%	0.50%	1,000	993	1,001	2.1%
Zotec Partners, LLC	First Lien - Term Loan	2/14/24	4.75%	L + 3.75%	1.00%	496	498	496	1.1%
Total Healthcare & Pharmaceuticals							17,458	17,584	37.4%

High Tech Industries
Casa Systems, Inc.	First Lien - Term Loan	12/20/23	5.00%	L + 4.00%	1.00%	1,496	1,496	1,465	3.1%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/28	4.50%	L + 4.00%	0.50%	1,000	990	994	2.1%
ConnectWise, LLC	First Lien - Term Loan	9/29/28	4.00%	L + 3.50%	0.50%	1,000	995	999	2.1%
Ingram Micro Inc.	First Lien - Term Loan	6/30/28	4.00%	L + 3.50%	0.50%	995	985	997	2.1%
LogMeIn, Inc.	First Lien - Term Loan	8/31/27	4.86%	L + 4.75%	0.11%	990	970	986	2.1%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/26	5.75%	L + 5.00%	0.75%	998	993	1,000	2.1%
Quest Software US Holdings Inc.	Second Lien - Term Loan	5/18/26	8.38%	L + 8.25%	0.13%	610	611	611	1.3%
Rocket Software, Inc.	First Lien - Term Loan	11/28/25	4.75%	L + 4.25%	0.50%	109	107	109	0.3%
Rocket Software, Inc.	First Lien - Term Loan	11/28/25	4.35%	L + 4.25%	0.10%	385	381	383	0.8%
Ultra Clean Holdings, Inc.	First Lien - Term Loan	8/27/25	3.85%	L + 3.75%	0.10%	442	440	443	1.0%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/25	4.18%	L + 4.00%	0.18%	1,487	1,469	1,464	3.1%
Vision Solutions, Inc. (Precisely Software Incorporated)	First Lien - Term Loan	4/24/28	4.75%	L + 4.00%	0.75%	1,496	1,489	1,496	3.2%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/28	4.25%	L + 3.75%	0.50%	347	346	347	0.7%
Total High Tech Industries							11,272	11,294	24.0%

Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/20/28	4.75%	L + 4.25%	0.50%	1,000	990	1,005	2.2%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/28/28	4.25%	L + 3.75%	0.50%	201	199	201	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/27	4.00%	L + 3.50%	0.50%	277	277	274	0.6%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/27	4.00%	L + 3.50%	0.50%	442	441	437	0.9%
United AirLines, Inc.	First Lien - Term Loan	4/21/28	4.50%	L + 3.75%	0.75%	993	988	998	2.1%
Total Hotel, Gaming & Leisure							2,895	2,915	6.2%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/28	4.00%	L + 3.50%	0.50%	1,000	990	998	2.1%
Thryv, Inc.	First Lien - Term Loan	3/2/26	9.50%	L + 8.50%	1.00%	387	377	394	0.9%
Total Media: Advertising, Printing & Publishing							1,367	1,392	3.0%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/28	3.86%	L + 3.75%	0.11%	500	502	503	1.1%
Total Media: Broadcasting & Subscription							502	503	1.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(3)
Metals & Mining
U.S. Silica Company	First Lien - Term Loan	5/1/25	5.00%	L + 4.00%	1.00%	496	477	486	1.0%
Total Metals & Mining							477	486	1.0%

Retail
Apro, LLC	First Lien - Term Loan	11/14/26	4.50%	L + 3.75%	0.75%	1,340	1,331	1,342	2.9%
EG Group Limited	First Lien - Delayed Draw Loan	3/31/26	4.75%	L + 4.25%	0.50%	995	987	1,003	2.1%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/28	4.50%	L + 3.75%	0.75%	990	985	992	2.1%
Rent-A-Center, Inc.	First Lien - Term Loan	2/17/28	3.75%	L + 3.25%	0.50%	587	587	587	1.3%
Total Retail							3,890	3,924	8.4%

Services: Business
Access CIG, LLC	First Lien - Term Loan	2/27/25	3.84%	L + 3.75%	0.09%	363	362	362	0.8%
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/27	4.50%	L + 3.75%	0.75%	995	995	998	2.1%
Artera Services, LLC	First Lien - Term Loan	3/6/25	4.50%	L + 3.50%	1.00%	995	988	966	2.1%
Energize Holdco LLC	First Lien - Term Loan	12/8/28	4.25%	L + 3.75%	0.50%	877	873	874	1.9%
Indy US Bidco, LLC	First Lien - Term Loan	3/6/28	3.85%	L + 3.75%	0.10%	496	494	496	1.1%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/27	4.50%	L + 3.75%	0.75%	996	993	1,000	2.1%
Phoenix Services International LLC	First Lien - Term Loan	3/3/25	4.75%	L + 3.75%	1.00%	992	989	987	2.1%
Pitney Bowes Inc.	First Lien - Term Loan	3/17/28	4.11%	L + 4.00%	0.11%	993	983	994	2.1%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/27	3.63%	L + 3.50%	0.13%	1,005	1,006	1,006	2.1%
Sitel Group	First Lien - Term Loan	8/28/28	4.25%	L + 3.75%	0.50%	1,496	1,489	1,498	3.2%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/28	4.50%	L + 4.00%	0.50%	997	991	993	2.1%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/28	3.50%	L + 3.00%	0.50%	998	995	1,002	2.1%
UST Global Inc	First Lien - Term Loan	11/20/28	4.25%	L + 3.75%	0.50%	1,000	995	1,000	2.1%
Total Services: Business							12,153	12,176	25.9%

Services: Consumer
Cimpress plc	First Lien - Term Loan	5/17/28	4.00%	L + 3.50%	0.50%	995	986	996	2.1%
WW International, Inc.	First Lien - Term Loan	4/13/28	4.00%	L + 3.50%	0.50%	945	941	937	2.0%
Total Services: Consumer							1,927	1,933	4.1%

Telecommunications
Avaya Inc.	First Lien - Term Loan	12/15/27	4.36%	L + 4.25%	0.11%	850	839	854	1.8%
CCI Buyer, Inc.	First Lien - Term Loan	12/17/27	4.50%	L + 3.75%	0.75%	992	984	995	2.1%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/26	5.10%	L + 5.00%	0.10%	1,489	1,464	1,461	3.1%
Digi International Inc.	First Lien - Term Loan	12/22/28	5.50%	L + 5.00%	0.50%	857	840	851	1.8%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/28	5.25%	L + 4.75%	0.50%	1,500	1,485	1,502	3.2%
Plantronics, Inc.	First Lien - Term Loan	7/2/25	2.60%	L + 2.50%	0.10%	1,000	988	981	2.1%
Syniverse Holdings, Inc.	Second Lien - Term Loan	3/9/23	10.00%	L + 9.00%	1.00%	1,250	1,252	1,243	2.7%
Syniverse Holdings, Inc.	First Lien - Term Loan	3/9/23	6.00%	L + 5.00%	1.00%	495	489	493	1.0%
Venga Finance S.a r.l.	First Lien - Term Loan	12/4/28	5.50%	L + 4.75%	0.75%	1,000	970	983	2.1%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/27	3.10%	L + 3.00%	0.10%	1,000	995	988	2.1%
Total Telecommunications							10,306	10,351	22.0%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/31/28	5.00%	L + 4.25%	0.75%	997	993	999	2.1%
Daseke Companies, Inc.	First Lien - Term Loan	3/9/28	4.75%	L + 4.00%	0.75%	992	988	994	2.1%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/28	4.25%	L + 3.75%	0.50%	1,000	998	998	2.1%
Kenan Advantage Group, Inc.,The	Second Lien - Term Loan	9/1/27	8.00%	L + 7.25%	0.75%	1,000	981	999	2.1%
WWEX UNI TopCo Holdings, LLC	First Lien - Term Loan	7/26/28	5.00%	L + 4.25%	0.75%	1,210	1,198	1,214	2.7%
Total Transportation: Cargo							5,158	5,204	11.1%

Transportation: Consumer
First Student Bidco Inc.	First Lien - Term Loan	7/21/28	3.50%	L + 3.00%	0.50%	365	363	364	0.8%
First Student Bidco Inc.	First Lien - Term Loan	7/21/28	3.50%	L + 3.00%	0.50%	135	134	134	0.3%
Total Transportation: Consumer							497	498	1.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets(3)
Utilities: Electric
PG&E Corporation	First Lien - Term Loan	6/23/25	3.50%	L + 3.00%	0.50%	493	490	488	1.0%
Total Utilities: Electric							490	488	1.0%

Total Investments made in United States Companies							105,348	105,896	225.4%

Investments made in Luxembourg Companies
Containers, Packaging & Glass
Mar Bidco S.a r.l.	First Lien - Term Loan	6/28/28	4.75%	L + 4.25%	0.50%	106	105	106	0.2%
Total Containers, Packaging & Glass							105	106	0.2%

Telecommunications
Zacapa S.A R.L.	First Lien - Term Loan	7/2/25	4.72%	L + 4.50%	0.22%	992	990	995	2.1%
Total Telecommunications							990	995	2.1%

Total Investments made in Luxembourg Companies							1,095	1,101	2.3%

Total Non-controlled/Non-Affiliate Investments							$106,443	$106,997	227.7%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2021. As of December 31, 2021, rates for 1M L, 2M L, 3M L and 6M L are 0.10%, 0.15%, 0.21%, and 0.34% respectively.

(3)	Percentages are based on net assets of $46,993 as of December 31, 2021.

(4)	Of the entire $138,889 commitment to PDS Holdco Inc., $80,556 was unfunded as of December 31, 2021.

(5)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated. Financial statements are prepared in accordance with GAAP for financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the period presented, have been included. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”).

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three and six months ended June 30, 2022 and June 30, 2021, there were no loans in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of June 30, 2022, and December 31, 2021, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of June 30, 2022 and December 31, 2021, all of our investments were Non-Control/Non-Affiliate investments.

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

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For  the three and six months ended June 30, 2022 and June 30, 2021 there were no transfers between levels.

Income Taxes - For the three and six months ended June 30, 2022 and June 30, 2021, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statements.

In June 2022, the FASB issued Accounting Standards Update, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

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

Gross management fees for the three and six months ended June 30, 2022 were $414 thousand and $845 thousand, respectively. Net management fees for the three and six months ended June 30, 2022 were $143 thousand and $364 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three and six months ended June 30, 2022, the Company did not charge an incentive fee. For the six months ended June 30, 2022, the company returned $110 thousand of accrued incentive fees. This reversal was necessary due to the company’s performance in the first quarter of 2022.

For the three and six months ended June 30, 2021, the Company waived a portion of the capital Incentive Fee to pay the 6% priority dividend. Gross capital incentive fees were $95 thousand and $205 thousand, respectively. After the waiver the net capital incentive fee was $25 thousand and $70 thousand, respectively.

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

For the three and six months ended June 30, 2022 and June 30, 2021, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and six months ended June 30, 2022 the Company waived $89 thousand and $224 thousand, respectively. For the three and six months ended June 30, 2021 the Company waived $216 thousand and $331 thousand, respectively. This fee waiver will be re-evaluated annually.

Additionally, the Company’s performance for the three and six months ended June 30, 2022 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $182 thousand and $257 thousand of management fees for the three and six months ended June 30, 2022, respectively. The Company waived $70 thousand and $135 thousand of incentive fees for the three and six months ended June 30, 2021, respectively.

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

Under the Administration Agreement, we will reimburse the Administrator based upon our allocable portion (subject to the review and approval of our Board) of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer, and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement will have an initial term of two years and thereafter may be renewed annually with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

Related Party Transactions

As of June 30, 2022, affiliates owned approximately 45% of the Company representing approximately $21,893 thousand of the Company’s net assets. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25,901 thousand of the Company’s net assets.

For the three and six months ended June 30, 2022, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the three months ended June 30, 2021, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the six months ended June 30, 2021, Moelis Asset contributed approximately $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset has incurred these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2022 and June 30, 2021 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

Prior to the MSC Capital LLC’s conversion to a corporation and election to be treated as a BDC, it did not pay the Investment Advisor for the services it provided to MSC Capital LLC. Similarly, the affiliated directors and officers of the Company did not receive compensation from the Company. Upon conversion, the Company began accruing directors’ compensation for the three independent directors in accordance with the governing documents. For the three and six months ended June 30, 2022, the Company incurred $20 thousand and $40 thousand in directors’ fees expense, respectively. For the three and six months ended June 30, 2021, the Company incurred $22 thousand and $42 thousand in directors’ fees expense, respectively. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

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

The following fair value hierarchy table sets forth our investments by level as of June 30, 2022:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Term Loans	$131,581	$-	$131,581	$-
Total Investments	$131,581	$-	$131,581	$-

 The following fair value hierarchy table sets forth our investments by level as of December 31, 2021:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Term Loans	$106,997	$-	$106,997	$-
Total Investments	$106,997	$-	$106,997	$-

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Numerator - net earnings	$(6,615)	$(7,081)
Denominator - weighted average shares	5,157	4,980
Net earnings per share	$(1.28)	$(1.42)

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Numerator - net earnings	$755	$1,539
Denominator - weighted average shares	3,081	2,868
Net earnings per share	$0.25	$0.54

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised and the shares issued to investors during the six months ended June 30, 2022.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2021	$45,555	4,311,321
January 7, 2022	4,395	401,369
January 21, 2022	675	61,059
February 4, 2022	725	65,809
February 18, 2022	100	9,299
March 4, 2022	374	34,875
March 18, 2022	839	80,506
Balance at March 31, 2022	$52,663	4,964,238
April 1, 2022	769	72,225
April 18, 2022	347	32,246
May 6, 2022	724	68,479
May 20, 2022	861	87,990
June 3, 2022	234	23,769
June 17, 2022	247	25,801
Balance at June 30, 2022	$55,845	5,274,748

The table below summarizes the capital the Company has raised and the shares issued to investors during the six months ended June 30, 2021.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2020	$27,108	2,633,228
March 4, 2021	600	54,898
March 19, 2021	200	18,268
Balance at March 31, 2021	27,908	2,706,394
April 5, 2021	525	48,062
April 16, 2021	500	45,400
June 4, 2021	10,699	974,743
June 18, 2021	84	7,615
Balance at June 30, 2021	39,716	3,782,214

During the three and six months ended June 30, 2022, the Company issued 310,510 shares and 963,427 shares with an aggregate value of $3,182 thousand and $10,290 thousand, respectively. During the three and six months ended June 30, 2021, the Company issued 1,075,820 shares and 1,148,986 shares, with an aggregate value of $11,808 thousand and $12,608 thousand, respectively.

As of June 30, 2022, and December 31, 2021 the Company had 5,274,748 and 4,311,321 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

As of June 30, 2022 and December 31, 2021, there was $86,300 thousand and $70,380 thousand outstanding, respectively, and $8,700 thousand and $9,620 thousand available, respectively, to be drawn under the BNP Credit Facility. As of June 30, 2022 and December 31, 2021, the BNP Credit Facility had a fair value of $86,300 thousand and $70,380 thousand, respectively and a weighted average interest rate of 2.32% and 1.84%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of June 30, 2022 and December 31, 2021, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three and six months ended June 30, 2022, we incurred interest expense of $499 thousand and $844 thousand, respectively. The average debt outstanding for the three and six months ended June 30, 2022 was $82,683 thousand and $79,494 thousand, respectively.

For the three and six months ended June 30, 2021, we incurred interest expense of $273 thousand and $511 thousand, respectively. The average debt outstanding for the three and six months ended June 30, 2021 was $45,000 thousand and $43,463 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of June 30, 2022 and December 31, 2021, the Company had unfunded commitments of $383 thousand and $2,051 thousand, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of June 30, 2022. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Six months ended June 30, 2022	Six months ended June 30, 2021
Per share data:
Net asset value at beginning of period	$10.90	$10.76
Net investment income (1)	0.29	0.06
Net realized gain (1)	0.03	0.46
Net change in unrealized (depreciation) appreciation (1)	(1.74)	0.02
Net (decrease) increase in net assets resulting from operations (1)	(1.42)	0.54
Stockholder distributions from income (2)	(0.33)	(0.33)
Issuance of common shares	-	-
Other (3)	0.06	0.06
Net asset value at end of period	$9.21	$11.03

Net assets at end of period	$48,587	$41,708
Shares outstanding at end of period	5,274,748	3,782,214
Total return (2)	(12.90)%	5.62%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	9.64%	11.64%
Ratio of net expenses including waivers and reversals to average net assets (4)	8.67%	10.24%
Ratio of net investment income to average net assets (4)	4.69%	0.74%

Portfolio turnover (5)	71.0%	324.9%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Ratios are annualized.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On July 1, 2022, the Company issued and sold 61,107 shares of its common stock to certain investors for an aggregate offering price of $563 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On July 15, 2022, the Company issued and sold 73,722 shares of its common stock to certain investors for an aggregate offering price of $673 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On August 5, 2022, the Company issued and sold 5,651 shares of its common stock to certain investors for an aggregate offering price of $54 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of June 30, 2022, no  shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

The syndicated loan market was not immune to the volatility witnessed across asset classes during the second quarter, driven by concerns regarding inflation, slowing economic growth, and supply-chain disruptions.  Loan new issuance slowed significantly, at roughly half of Q1’s total volume and has led to a sizable calendar of underwritten loans held by arranging banks that are waiting to be syndicated.  Retail loan mutual funds reported a $2.6 billion net outflow, while the institutional CLO market was rather resilient with $12.7 billion of new issuance for the quarter.  The Credit Suisse Leveraged Loan Index returned -4.35% for the quarter, and the average bid price declined 542 basis points to 91.96.  The U.S. institutional leveraged loan default rate rose to 0.9% at quarter end, up from 0.6% according to Fitch.

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

Portfolio and Investment Activity

As of June 30, 2022, our portfolio had a fair market value of approximately $131,581 thousand, a cost basis of approximately $139,722 thousand and was comprised of leveraged loans and equity securities, measured at fair value. Our loan portfolio consisted of 160 investments in 25 industries and in 2 domiciled countries. The following table depicts a summary of the portfolio as of June 30, 2022 (in thousands):

Investments
Cost	$139,722
Cumulative Net Unrealized Depreciation	(8,141)
Fair Value	$131,581
Yield at Cost	6.21%

As of December 31, 2021, our portfolio had a fair market value of approximately $106,997 thousand, a cost basis of approximately $106,443 thousand and was comprised of leveraged loans, measured at fair value. Our loan portfolio consisted of 130 investments in 25 industries and in 2 domiciled countries. The following table depicts a summary of the portfolio as of December 31, 2021 (in thousands):

Investments
Cost	$106,443
Cumulative Net Unrealized Appreciation	554
Fair Value	$106,997
Yield at Cost	4.90%

As of June 30, 2022, 100% of the term loan investments in the portfolio bore interest at floating rates, with 83.1% of our loan portfolio (at fair value) and 83.0% of our loan portfolio (at cost) having an interest rate floor above 0.0%. The composition of our floating rate loan portfolio by interest rate floor as of June 30, 2022, was as follows (in thousands):

	June 30, 2022
Interest Rate Floor	Fair Value	% of Floating Rate Portfolio	Cost	% of Floating Rate Portfolio
0.00%	$22,252	16.91%	$23,742	16.99%
0.50%	51,369	39.04%	54,672	39.13%
0.75%	37,512	28.51%	39,479	28.26%
1.00%	20,448	15.54%	21,829	15.62%
	$131,581	100.00%	$139,722	100.00%

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

The portfolio is actively managed, with a turnover ratio of 71.0% for the six months ended June 30, 2022, our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. Our level of turnover is due to the ramping of the portfolio and fundraising. This high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The annualized average yield as of June 30, 2022 on the investment was 6.60%. The following tables depict the portfolio activity (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Fair Value, Beginning	$128,455	$106,997
Purchases	47,156	119,872
Sales and Repayments	(36,705)	(86,862)
Non-cash income accrual	46	104
Net realized gains	59	166
Net unrealized (depreciation) appreciation	(7,430)	(8,696)
Fair Value, Ending	$131,581	$131,581

	Three months ended June 30, 2021	Six months ended June 30, 2021
Fair Value, Beginning	$71,106	$67,811
Purchases	182,071	312,303
Sales and Repayments	(142,876)	(270,591)
Payment in-kind interest income	3	4
Non-cash income accrual	32	78
Net realized gains	597	1,325
Net unrealized (depreciation) appreciation	37	40
Fair Value, Ending	$110,970	$110,970

	Three months ended June, 2022	Six months ended June 30, 2022
Investments, Beginning	151	130
Purchases (new)	35	80
Complete exit	(26)	(50)
Investments, Ending	160	160

	Three months ended June, 2021	Six months ended June 30, 2021
Investments, Beginning	89	84
Purchases (new)	133	227
Complete exit	(85)	(174)
Investments, Ending	137	137

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $822 thousand at fair value, or 0.6% of the total portfolio, as of the three months ended June 30, 2022. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of June 30, 2022:

Industry	As of June 30, 2022
Healthcare & Pharmaceuticals	13.1%
Services: Business	12.9%
Banking, Finance, Insurance & Real Estate	11.4%
High Tech Industries	10.7%
Telecommunications	8.1%
Aerospace & Defense	5.3%
Transportation: Cargo	4.2%
Energy: Oil & Gas	3.7%
Hotel, Gaming & Leisure	3.5%
Containers, Packaging & Glass	3.5%
Capital Equipment	3.4%
Retail	2.8%
Automotive	2.4%
Consumer goods: Durable	2.3%
Construction & Building	2.3%
Chemicals, Plastics & Rubber	2.1%
Media: Advertising, Printing & Publishing	1.5%
Services: Consumer	1.4%
Energy: Electricity	1.4%
Transportation: Consumer	1.2%
Media: Broadcasting & Subscription	0.9%
Consumer Goods: Non-durable	0.7%
Forest Products & Paper	0.7%
Utilities: Electric	0.4%
Utilities: Oil & Gas	0.1%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $823 thousand at fair value, or 0.8% of the total portfolio, as of December 31, 2021. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2021:

Industry	As of December 31, 2021
Healthcare & Pharmaceuticals	16.4%
Services: Business	11.4%
Telecommunications	10.6%
High Tech Industries	10.6%
Banking, Finance, Insurance & Real Estate	7.6%
Aerospace & Defense	6.4%
Transportation: Cargo	4.9%
Energy: Oil & Gas	4.8%
Capital Equipment	4.4%
Retail	3.7%
Hotel, Gaming & Leisure	2.7%
Automotive	1.9%
Containers, Packaging & Glass	1.8%
Energy: Electricity	1.8%
Services: Consumer	1.8%
Construction & Building	1.8%
Consumer goods: Durable	1.3%
Media: Advertising, Printing & Publishing	1.3%
Chemicals, Plastics, & Rubber	1.2%
Forest Products & Paper	0.9%
Consumer goods: Non-durable	0.7%
Media: Broadcasting & Subscription	0.5%
Transportation: Consumer	0.5%
Utilities: Electric	0.5%
Metals & Mining	0.5%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Investment income:
Interest income	$1,805	$3,276
Total investment income	1,805	3,276

Expenses:
Management fees	414	845
Interest and debt financing expenses	499	844
Professional fees	79	157
Incentive fees	-	(110)
Administration expenses	55	103
Directors’ fees	20	40
Custody fees	8	15
Other general and administrative expenses	245	414
Total expenses	1,320	2,308
Less: management fees waived	(271)	(481)
Net expenses	1,049	1,827
Net investment income	756	1,449
Net realized gain on investments	59	166
Net unrealized (depreciation) appreciation on investments	(7,430)	(8,696)
Net realized and unrealized (loss) gain on investments	(7,371)	(8,530)
Net (decrease) increase in net assets	$(6,615)	$(7,081)

	Three months ended June 30, 2021	Six months ended June 30, 2021
Investment income:
Interest income	$899	$1,793
Other income	6	15
Total investment income	905	1,808

Expenses:
Management fees	451	740
Interest and debt financing expenses	273	511
Professional fees	139	298
Incentive fees	95	205
Offering costs – paid by Moelis Asset	39	99
Administration expenses	37	75
Organization costs	-	36
Organizational costs – paid by Moelis Asset	-	24
Directors’ fees	22	42
Custody fees	8	15
Other general and administrative expenses	6	55
Total expenses	1,070	2,100
Less: management fees waived	(216)	(331)
Less: incentive fee waived	(70)	(135)
Net expenses	784	1,634
Net investment income	121	174
Net realized gain on investments	597	1,325
Net unrealized (depreciation) appreciation on investments	37	40
Net realized and unrealized (loss) gain on investments	634	1,365
Net (decrease) increase in net assets	$755	$1,539

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and six months ended June 30, 2022 was approximately $1,805 thousand and $3,276 thousand, respectively. Investment income for the three and six months ended June 30, 2021 are approximately $905 thousand and $1,808 thousand, respectively.

Total Expenses

Total expenses for the three and six months ended June 30, 2022 of approximately $1,320 thousand and $2,308 thousand, respectively, include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Total expenses for the three and six months ended June 30, 2021 were approximately $1,070 thousand and $2,100 thousand, respectively. Expenses are recognized on an accrual basis. Moelis Asset, parent of the Investment Advisor paid no organizational and offering costs incurred by the Company related to the formation of the entity for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021 Moelis Asset paid approximately $39 thousand and $123 thousand of organizational and offering costs incurred by the Company related to the formation of the entity, respectively, Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the three and six months ended June 30, 2022, the Investment Advisor waived $271 thousand and $481 thousand of management fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2022 of approximately $1,320 thousand to approximately $1,049 thousand and approximately $2,308 thousand to approximately $1,827 thousand, respectively.

For the three and six months ended June 20, 2021, the Investment Advisor waived $216 thousand and $331 thousand of management fees and $70 thousand and $135 thousand of incentive fees, respectively. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2021 of approximately $1,070 thousand to $784 thousand and $2,100 thousand to $1,634 thousand, respectively.

Net Realized Gain on Investments

Sales and repayments of investments during the three and six months ended June 30, 2022 totaled approximately $36,705 thousand and $86,862 thousand, respectively, resulting in net realized gains of approximately $59 thousand and $166 thousand, respectively.

Sales and repayments of investments during the three and six months ended June 30, 2021 totaled approximately $142,876 thousand and $270,591 thousand resulting in net realized gains of approximately $597 thousand and $1,325 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized depreciation during the three and six months ended June 30, 2022 totaled approximately $7,430 thousand and $8,696 thousand, respectively, reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy. The unrealized appreciation during the three and six months ended June 30, 2021 that totaled approximately $37 thousand and $40 thousand, respectively, reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and six months ended June 30, 2022, the Company issued and sold 310,510 shares and 963,427 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $3,182 thousand and $10,290 thousand, respectively. For the three and six months ended June 30, 2021, the Company issued and sold 1,075,820 shares and 1,148,986 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $11,808 thousand and $12,608 thousand, respectively. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Our shares of common stock constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to  be exposed to higher liquidity risk than would be the case were the securities publicly listed and actively traded.

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of June 30, 2022, no shares have been tendered through the share repurchase program.

As of August 15, 2022, the Company issued 5,415,228 shares of Common Stock.

Borrowings

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period, it bears interest at LIBOR plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the three and six months ended June 30, 2022, we had an average of $82,683 thousand and $79,494 thousand outstanding under the BNP Credit Facility, respectively. For the three and six months ended June 30, 2021, we had an average of $45,000 thousand and $43,463 thousand outstanding under the BNP Credit Facility.

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

As of June 30, 2022 and December 31, 2021, the Company had total senior securities of $86,300 thousand and $70,380 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 156.3% and 166.8%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $1,320 thousand and $2,308 thousand, respectively, primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $1,070 thousand and $2,100 thousand, respectively.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2022 and June 30, 2021, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of June 30, 2022 and December 31, 2021 the Company had unfunded commitments of $383 thousand and $2,051 thousand, respectively.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022, we had a total of $383 thousand in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded. As of December 31, 2021, we had a total of $2,051 thousand in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of June 30, 2022, affiliates owned approximately 45% of the Company representing approximately $21,893 thousand of the Company’s net assets. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25,901 thousand of the Company’s net assets.

For the three and six months ended June 30, 2022 and the three months ended June 30, 2021, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the six months ended June 30, 2021, Moelis Asset, parent of the Investment Advisor contributed approximately $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset has incurred these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2022 and June 30, 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and six months ended June 30, 2022, the Company incurred $20 thousand and $40 thousand in directors’ fees expense, respectively. For the three and six months ended June 30, 2021, the Company incurred $22 thousand and $42 thousand in directors’ fees expense, respectively. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and six months ended June 30, 2022 the Company did not incur organizational or offering expenses. For the three and six months ended June 30, 2021, the Company incurred $39 thousand and $159 thousand of organizational and offering costs, respectively. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period. For the three and six months ended June 30, 2022 Moelis Asset, parent of the Investment Advisor, did not pay any organizational and offering costs incurred by the Company. For the three and six months ended June 30, 2021 Moelis Asset paid approximately $39 thousand and $123 thousand of organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset incurred these expenses and they will not be charged back to the Company.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Investment Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for an initial two-year term, under which the Investment Advisor, subject to the overall supervision of our Board manages the day-to-day operations of, and provides investment advisory services to us. Subsequent to that two-year term, the Board will approve the Investment Advisory Agreement of Investment Advisor for renewal annually.

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. Net management fees for the three and six months ended June 30, 2022 were $143 thousand and $364 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

Administration Agreement

We have entered into the Administration Agreement with the Administrator, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for an initial two-year term, under which the Administrator, subject to the overall supervision of our Board manages the day-to-day operations of, and provides office space, office services and equipment and other administration services to us. Subsequent to that two-year term, the Board will approve the Administration Agreement of Administrator for renewal annually.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On July 1, 2022, the Company issued and sold 61,107 shares of its common stock to certain investors for an aggregate offering price of $563 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On July 15, 2022, the Company issued and sold 73,722 shares of its common stock to certain investors for an aggregate offering price of $673 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On August 5, 2022, the Company issued and sold 5,651 shares of its common stock to certain investors for an aggregate offering price of $54 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of June 30, 2022, 100% of our loan portfolio bore interest at floating rates with 83.1% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of June 30, 2022
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4,236	$(2,589)	$1,647
Up 200 basis points	2,824	(1,726)	1,098
Up 100 basis points	1,412	(863)	549
Down 100 basis points	(1,391)	863	(528)
Down 200 basis points	(1,997)	1,726	(271)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the six months ended June 30, 2022, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Index
3.1	Form of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.7*	Form of Subscription Agreement

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: August 15, 2022	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: August 15, 2022	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)