Form 10-Q
period 2022-09-30
Steele Creek Capital Corp
filed 2022-11-10
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 5,577,245 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $137,353 and $106,443, respectively)	$127,502	$106,997
Cash	14,288	8,449
Receivable for investments sold	3,075	62,363
Prepaid expenses and other assets	165	151
Interest receivable	309	310
Total assets	$145,339	$178,270

Liabilities
Credit facility	84,650	70,380
Payable for investments purchased	10,080	58,872
Management fees payable	324	269
Interest payable	12	11
Incentive fees payable	-	309
Accounts payable and accrued expenses	541	312
Directors’ fees payable	-	17
Distributions payable	772	1,107
Total liabilities	96,379	131,277

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 5,492,264 shares authorized, 5,492,264 and 4,311,321 shares issued and outstanding, respectively	$5	$4
Paid-in-capital in excess of par value	58,948	46,633
Total distributable (deficit) earnings	(9,993)	356
Total net assets	$48,960	$46,993

Total liabilities and net assets	$145,339	$178,270

Net asset value per share	$8.91	$10.90

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021

Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$2,268	$5,545	$1,280	$3,074
Other income	-	-	-	14
Total investment income	2,268	5,545	1,280	3,088

Expenses:
Management fees	385	1,231	533	1,272
Interest and debt financing expenses	826	1,670	339	850
Professional fees	97	254	103	401
Incentive fees	-	(110)	66	271
Offering costs - paid by Moelis Asset	-	-	12	111
Administration expenses	47	150	38	113
Directors’ fees	20	60	18	60
Custody fees	14	29	8	23
Organizational costs	-	-	-	37
Organizational costs - paid by Moelis Asset	-	-	-	24
Other general and administrative expenses	203	618	130	184
Total expenses	1,592	3,902	1,247	3,346
Less: management fees waived	(62)	(543)	(259)	(590)
Incentive fee waiver reversal	-	-	135	-
Net expenses	1,530	3,359	1,123	2,756
Net investment income	738	2,186	157	332

Realized and unrealized (loss) gain on investments:
Net realized gain on non-controlled/non-affiliate company investments	91	257	562	1,887
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliate company investments	(1,710)	(10,406)	(121)	(81)

Total net realized and unrealized (loss) gain on investments	(1,619)	(10,149)	441	1,806

Net (decrease) increase in net assets resulting from operations	$(881)	$(7,963)	$598	$2,138

Per share data:
Net investment income per share - basic and diluted	$0.14	$0.43	$0.04	$0.10
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$(0.16)	$(1.55)	$0.15	$0.66
Weighted average shares outstanding - basic and diluted	5,426	5,131	3,929	3,225

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021
Operations
Net investment income	$738	$2,186	$157	$332
Net realized gain on investments	91	257	562	1,887
Net change in unrealized (depreciation) appreciation on investments	(1,710)	(10,406)	(121)	(81)
Net (decrease) increase in net assets resulting from operations	(881)	(7,963)	598	2,138

Distributions to Stockholders
Distributions of realized income	(772)	(2,386)	(652)	(1,552)

Capital Share Transactions
Issuance of common shares	2,026	12,316	2,419	15,026

Organizational and offering costs
Contributions for organizational and offering costs	-	-	-	36
Deferred offering costs	-	-	13	98
	-	-	13	134

Net Assets
Net (decrease) increase in net assets during the period	373	1,967	2,378	15,746
Net assets at beginning of period	48,587	46,993	41,708	28,340
Net assets at end of period	48,960	48,960	44,086	44,086

Capital Share Activity
Issuance of common shares	217	1,181	220	1,369
Shares issued and outstanding at beginning of period	5,275	4,311	3,782	2,633
Shares issued and outstanding at end of period	5,492	5,492	4,002	4,002

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(unaudited)

(in thousands, except per share data)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(7,963)	$2,138

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(133,566)	(467,840)
Proceeds from sales of investments and paydowns	103,058	429,632
Payment in-kind interest income	-	(6)
Adjustment from Moelis Asset for organizational and offering costs	-	36
Amortization of premium/accretion of discount, net	(146)	(112)
Net realized (gain) on investments	(257)	(1,887)
Net change in unrealized depreciation on investments	10,406	81
Changes in operating assets and liabilities:
Receivable for investments sold	59,288	(77,076)
Prepaid expenses and other assets	(14)	60
Interest receivable	1	(229)
Payable for investments purchased	(48,792)	61,993
Management fees payable	55	274
Interest payable	1	76
Incentive fees payable	(309)	271
Accounts payable and accrued expenses	229	182
Directors’ fees payable	(17)	1
Net cash used in operating activities	(18,026)	(52,406)

Cash flows from financing activities:
Proceeds from issuance of common shares	12,316	15,026
Proceeds from issuance of debt	14,270	39,550
Payments of offering costs	-	98
Stockholder distributions paid	(2,721)	(1,326)
Net cash provided by financing activities	23,865	53,348

Net increase in Cash	5,839	942
Cash, beginning of period	8,449	3,206
Cash, end of period	$14,288	$4,148

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$1,669	$774

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliate Investments - 260.4% of Shareholder’s Equity (3)
Investments made in United States Companies
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	7.56%	S + 4.00%	3.56%	864	860	827	1.7%
HDT Holdco, Inc.	First Lien - Term Loan	6/30/2027	9.42%	L + 5.75%	3.67%	534	520	498	1.0%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.17%	L + 5.50%	3.67%	928	893	854	1.7%
Peraton Corp.	First Lien - Term Loan	2/1/2028	6.87%	L + 3.75%	3.12%	967	963	919	1.9%
Propulsion (BC) Midco SARL	First Lien - Term Loan	9/14/2029	7.18%	S + 4.00%	3.18%	1,000	995	953	1.9%
Setanta Aircraft Leasing DAC	First Lien - Term Loan	11/2/2028	5.67%	L + 2.00%	3.67%	1,000	998	979	2.0%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.)	First Lien - Term Loan	1/15/2025	6.87%	L + 3.75%	3.12%	986	983	979	2.0%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2028	6.87%	L + 3.75%	3.12%	995	991	970	2.0%
Total Aerospace & Defense							7,203	6,979	14.2%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	7.18%	L + 4.50%	2.68%	1,484	1,476	1,371	2.8%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	8.37%	L + 5.00%	3.37%	990	990	955	2.0%
Holley Inc.	First Lien - Term Loan	11/17/2028	7.42%	L + 3.75%	3.67%	932	933	854	1.7%
Total Automotive							3,399	3,180	6.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Banking, Finance, Insurance & Real Estate
AssuredPartners, Inc.	First Lien - Term Loan	2/12/2027	6.53%	S + 3.50%	3.03%	995	993	944	1.9%
Asurion, LLC	First Lien - Term Loan	8/21/2028	7.55%	S + 4.00%	3.55%	651	644	556	1.1%
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/2027	6.26%	L + 3.50%	2.76%	1,099	1,088	1,053	2.2%
Blackstone Mortgage Trust, Inc.	First Lien - Term Loan	4/23/2026	6.53%	S + 3.50%	3.03%	851	839	817	1.7%
Citadel Securities LP	First Lien - Term Loan	2/2/2028	5.65%	L + 2.50%	3.15%	1,244	1,203	1,212	2.5%
Deerfield Dakota Holding, LLC	First Lien - Term Loan	4/9/2027	6.78%	S + 3.75%	3.03%	995	990	941	1.9%
DRW Holdings, LLC	First Lien - Term Loan	2/24/2028	6.87%	L + 3.75%	3.12%	893	889	864	1.8%
FinCo I LLC	First Lien - Term Loan	6/27/2025	5.62%	L + 2.50%	3.12%	368	368	366	0.7%
HIG Finance 2 Limited	First Lien - Term Loan	11/12/2027	6.38%	L + 3.25%	3.13%	1,477	1,477	1,412	2.9%
IMA Financial Group, Inc.	First Lien - Term Loan	11/1/2028	6.62%	L + 3.50%	3.12%	496	490	474	1.0%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	5.87%	L + 2.75%	3.12%	987	979	948	1.9%
KREF Holdings X LLC	First Lien - Term Loan	9/1/2027	6.31%	L + 3.50%	2.81%	496	496	484	1.0%
LendingTree, Inc.	First Lien - Term Loan	9/15/2028	6.87%	L + 3.75%	3.12%	1,496	1,484	1,373	2.8%
Minotaur Acquisition, Inc.	First Lien - Term Loan	3/27/2026	8.13%	S + 5.00%	3.13%	499	476	475	1.0%
Newport Parent, Inc.	First Lien - Term Loan	12/10/2027	10.17%	L + 6.50%	3.67%	478	463	462	0.9%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	5.87%	L + 2.75%	3.12%	992	962	871	1.8%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2024	7.92%	L + 4.25%	3.67%	703	700	628	1.3%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2025	6.62%	L + 3.50%	3.12%	1,583	1,567	1,469	3.0%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/2027	6.13%	L + 3.00%	3.13%	492	494	478	1.0%
Total Banking, Finance, Insurance & Real Estate							16,602	15,827	32.4%

Capital Equipment
American Trailer World Corp.	First Lien - Term Loan	3/3/2028	6.88%	L + 3.75%	3.13%	988	979	902	1.8%
DMT Solutions Global Corporation	First Lien - Term Loan	7/2/2024	11.07%	L + 7.50%	3.57%	695	696	667	1.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
DS Parent, Inc.	First Lien - Term Loan	12/10/2028	9.92%	L + 5.75%	4.17%	963	936	926	1.9%
Energy Acquisition LP	First Lien - Term Loan	6/26/2025	7.37%	L + 4.25%	3.12%	1,162	1,149	1,084	2.2%
Novae LLC	First Lien - Term Loan	12/22/2028	7.73%	S + 5.00%	2.73%	1,992	1,936	1,858	3.8%
Total Capital Equipment							5,696	5,437	11.1%
Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	2/16/2029	6.08%	S + 3.50%	2.58%	208	206	203	0.4%
Bakelite UK Intermediate Ltd.	First Lien - Term Loan	5/29/2029	7.67%	S + 4.00%	3.67%	998	993	935	1.9%
DCG Acquisition Corp.	First Lien - Term Loan	9/30/2026	7.62%	L + 4.50%	3.12%	1,231	1,233	1,152	2.4%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2028	5.80%	L + 3.25%	2.55%	496	494	473	1.0%
Total Chemicals, Plastics, & Rubber							2,926	2,763	5.7%

Construction & Building
Janus International Group, LLC	First Lien - Term Loan	2/12/2025	6.37%	L + 3.25%	3.12%	888	889	848	1.7%
Michael Baker International, LLC	First Lien - Term Loan	12/1/2028	8.12%	L + 5.00%	3.12%	993	984	970	2.0%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	3/23/2029	7.38%	S + 4.25%	3.13%	1,247	1,211	1,194	2.4%
Total Construction & Building							3,084	3,012	6.1%

Consumer Goods: Durable
Hunter Douglas Holding B.V.	First Lien - Term Loan	2/26/2029	6.34%	S + 3.50%	2.84%	998	993	826	1.7%
LHS Borrower, LLC	First Lien - Term Loan	2/16/2029	7.88%	S + 4.75%	3.13%	995	986	813	1.6%
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	7.42%	L + 3.75%	3.67%	432	432	395	0.8%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.42%	L + 4.25%	4.17%	993	989	916	1.9%
Total Consumer Goods: Durable							3,400	2,950	6.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	7.42%	L + 3.75%	3.67%	1,140	1,135	967	2.0%
Total Consumer Goods: Non-Durable							1,135	967	2.0%
Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/2026	7.87%	L + 4.75%	3.12%	490	488	483	1.0%
Clydesdale Acquisition Holdings, Inc.	First Lien - Term Loan	4/13/2029	7.31%	S + 4.18%	3.13%	1,496	1,461	1,415	2.9%
Pactiv Evergreen Inc.	First Lien - Term Loan	9/22/2028	6.62%	L + 3.50%	3.12%	992	966	954	1.9%
Plaze, Inc.	First Lien - Term Loan	8/3/2026	6.87%	L + 3.75%	3.12%	663	655	610	1.2%
Sabert Corporation	First Lien - Term Loan	12/10/2026	7.63%	L + 4.50%	3.13%	1,151	1,149	1,105	2.3%
Total Containers, Packaging & Glass							4,719	4,567	9.3%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	6.62%	L + 3.50%	3.12%	961	957	933	1.9%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/2027	8.17%	L + 4.50%	3.67%	877	859	864	1.8%
Total Energy: Electricity							1,816	1,797	3.7%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/14/2028	6.10%	L + 3.75%	2.35%	696	701	686	1.4%
CQP Holdco LP	First Lien - Term Loan	6/5/2028	7.42%	L + 3.75%	3.67%	1,234	1,229	1,193	2.4%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/2026	7.87%	L + 4.75%	3.12%	500	491	469	1.0%
Total Energy: Oil & Gas							2,421	2,348	4.8%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	First Lien - Term Loan	4/20/2028	6.88%	L + 3.75%	3.13%	988	979	925	1.9%
Total Forest Products & Paper							979	925	1.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	First Lien - Term Loan	12/31/2023	8.95%	L + 5.25%	3.70%	950	931	833	1.7%
ANI Pharmaceuticals, Inc.	First Lien - Term Loan	11/19/2027	9.12%	L + 6.00%	3.12%	993	981	946	1.9%
ASP Navigate Acquisition Corp.	First Lien - Term Loan	10/6/2027	7.41%	L + 4.50%	2.91%	990	990	937	1.9%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	7.95%	S + 4.25%	3.70%	249	242	225	0.5%
Aveanna Healthcare LLC (4) (6)	First Lien - Delayed Draw Loan	6/30/2028	6.80%	L + 3.75%	3.05%	94	28	10	0.0%
Aveanna Healthcare LLC	First Lien - Term Loan	6/30/2028	6.80%	L + 3.75%	3.05%	402	400	325	0.7%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	7.30%	L + 4.50%	2.80%	993	988	945	1.9%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/2/2024	7.62%	L + 4.50%	3.12%	688	683	664	1.4%
CCRR Parent, Inc.	First Lien - Term Loan	3/6/2028	6.87%	L + 3.75%	3.12%	985	981	952	1.9%
Confluent Health, LLC (4) (5)	First Lien - Delayed Draw Loan	11/30/2028	7.12%	L + 4.00%	3.12%	170	46	26	0.1%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	7.12%	L + 4.00%	3.12%	785	782	695	1.4%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	7.13%	L + 4.25%	2.88%	1,231	1,229	1,108	2.3%
Global Medical Response, Inc.	First Lien - Term Loan	10/2/2025	6.81%	L + 4.25%	2.56%	491	485	428	0.9%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	8.92%	L + 4.75%	4.17%	951	944	899	1.8%
Help at Home, LLC	First Lien - Delayed Draw Loan	10/29/2027	8.71%	L + 5.00%	3.71%	111	109	106	0.2%
Help at Home, LLC	First Lien - Term Loan	10/29/2027	8.71%	L + 5.00%	3.71%	875	864	835	1.7%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	7.87%	L + 4.75%	3.12%	988	972	876	1.8%
PDS Holdco Inc.	First Lien - Delayed Draw Loan	8/18/2028	7.28%	L + 4.50%	2.78%	138	138	125	0.2%
PDS Holdco Inc.	First Lien - Term Loan	8/18/2028	7.62%	L + 4.50%	3.12%	1,351	1,345	1,221	2.5%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/11/2025	7.67%	L + 4.00%	3.67%	1,009	1,002	975	2.0%
SCP Eye Care Services LLC	First Lien - Delayed Draw Loan	3/16/2028	7.56%	L + 4.50%	3.06%	148	148	147	0.3%
SCP Eye Care Services LLC	First Lien - Term Loan	3/16/2028	7.62%	L + 4.50%	3.12%	3,336	3,331	3,328	6.8%
TTF Holdings, LLC	First Lien - Term Loan	3/31/2028	7.13%	L + 4.00%	3.13%	635	631	619	1.3%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/2028	6.81%	L + 4.25%	2.56%	1,102	1,097	1,039	2.1%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	8.92%	L + 5.25%	3.67%	993	986	878	1.8%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/30/2026	6.06%	L + 3.50%	2.56%	421	418	406	0.8%
Zotec Partners, LLC	First Lien - Term Loan	2/14/2024	7.43%	L + 3.75%	3.68%	204	199	196	0.4%
Total Healthcare & Pharmaceuticals							20,950	19,744	40.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
High Tech Industries
Boxer Parent Company Inc.	First Lien - Term Loan	10/2/2025	6.87%	L + 3.75%	3.12%	165	157	157	0.3%
Casa Systems, Inc.	First Lien - Term Loan	12/20/2023	7.12%	L + 4.00%	3.12%	1,484	1,484	1,243	2.5%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	6.91%	L + 4.00%	2.91%	995	986	930	1.9%
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	7.17%	L + 3.50%	3.67%	993	988	931	1.9%
Ingram Micro Inc.	First Lien - Term Loan	6/30/2028	7.17%	L + 3.50%	3.67%	988	979	964	2.0%
LogMeIn, Inc.	First Lien - Term Loan	8/31/2027	7.80%	L + 4.75%	3.05%	983	965	687	1.4%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/2026	8.67%	L + 5.00%	3.67%	725	722	691	1.4%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	6.98%	S + 4.25%	2.73%	1,500	1,486	1,118	2.3%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2025	7.37%	L + 4.25%	3.12%	382	379	366	0.7%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2025	7.37%	L + 4.25%	3.12%	108	106	104	0.2%
Seattle SpinCo, Inc.	First Lien - Term Loan	2/26/2027	7.15%	S + 4.00%	3.15%	1,206	1,195	1,185	2.4%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	7.00%	L + 4.00%	3.00%	1,388	1,374	1,251	2.6%
Vision Solutions, Inc. (Precisely Software Incorporated)	First Lien - Term Loan	4/24/2028	6.78%	L + 4.00%	2.78%	989	987	870	1.8%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	6.87%	L + 3.75%	3.12%	345	343	329	0.7%
Total High Tech Industries							12,151	10,826	22.1%

Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	7.37%	L + 4.25%	3.12%	995	986	970	2.0%
ClubCorp Holdings, Inc.	First Lien - Term Loan	9/18/2024	6.42%	L + 2.75%	3.67%	499	484	461	0.9%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/29/2029	7.03%	S + 4.00%	3.03%	995	993	926	1.9%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/28/2028	6.88%	L + 3.75%	3.13%	199	198	195	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	6.62%	L + 3.50%	3.12%	439	438	394	0.8%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	6.62%	L + 3.50%	3.12%	275	275	247	0.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Sabre GLBL Inc.	First Lien - Term Loan	6/30/2028	8.13%	S + 5.00%	3.13%	358	340	332	0.7%
Scientific Games International, Inc.	First Lien - Term Loan	4/16/2029	5.91%	S + 3.00%	2.91%	998	990	972	2.0%
United AirLines, Inc.	First Lien - Term Loan	4/21/2028	6.53%	L + 3.75%	2.78%	985	981	945	1.9%
Total Hotel, Gaming & Leisure							5,685	5,442	11.1%
Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	6.62%	L + 3.50%	3.12%	995	986	935	1.9%
Thryv, Inc.	First Lien - Term Loan	3/1/2026	11.62%	L + 8.50%	3.12%	1,107	1,102	1,077	2.2%
Total Media: Advertising, Printing & Publishing							2,088	2,012	4.1%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	6.57%	L + 3.75%	2.82%	500	501	486	1.0%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/13/2029	6.88%	S + 3.75%	3.13%	748	727	709	1.4%
Total Media: Broadcasting & Subscription							1,228	1,195	2.4%

Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	6.89%	L + 3.75%	3.14%	1,330	1,322	1,270	2.6%
EG Group Limited	First Lien - Delayed Draw Loan	3/31/2026	7.92%	L + 4.25%	3.67%	990	983	927	1.9%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	6.87%	L + 3.75%	3.12%	983	978	911	1.9%
Rent-A-Center, Inc.	First Lien - Term Loan	2/17/2028	6.06%	L + 3.25%	2.81%	583	583	533	1.1%
Total Retail							3,866	3,641	7.5%

Services: Business
Access CIG, LLC	First Lien - Term Loan	2/27/2025	6.82%	L + 3.75%	3.07%	1,355	1,348	1,301	2.7%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/2027	7.43%	L + 3.75%	3.68%	988	988	945	1.9%
Artera Services, LLC	First Lien - Term Loan	3/6/2025	7.17%	L + 3.50%	3.67%	988	982	809	1.6%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	8.48%	S + 5.75%	2.73%	998	974	973	2.0%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	7.33%	S + 4.75%	2.58%	1,250	1,226	1,190	2.4%
Energize Holdco LLC	First Lien - Term Loan	12/8/2028	6.87%	L + 3.75%	3.12%	873	869	821	1.7%
Indy US Bidco, LLC	First Lien - Term Loan	3/6/2028	6.87%	L + 3.75%	3.12%	493	490	444	0.9%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	6.30%	L + 3.50%	2.80%	989	986	927	1.9%
Misys Limited	First Lien - Term Loan	6/13/2024	6.87%	L + 3.50%	3.37%	992	993	866	1.8%
Phoenix Services International LLC	First Lien - Term Loan	3/1/2025	6.67%	L + 3.75%	2.92%	1,466	1,462	291	0.6%
Pitney Bowes Inc.	First Lien - Term Loan	3/17/2028	7.12%	L + 4.00%	3.12%	985	977	891	1.8%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/2027	6.62%	L + 3.50%	3.12%	997	998	967	2.0%
Sitel Group	First Lien - Term Loan	8/28/2028	6.87%	L + 3.75%	3.12%	1,485	1,479	1,441	2.9%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	7.12%	L + 4.00%	3.12%	990	985	921	1.9%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	6.03%	S + 3.00%	3.03%	990	988	967	2.0%
UST Global Inc	First Lien - Term Loan	11/20/2028	6.83%	L + 3.75%	3.08%	993	988	970	2.0%
VM Consolidated, Inc.	First Lien - Term Loan	3/26/2028	6.13%	L + 3.25%	2.88%	2	2	2	0.0%
Total Services: Business							16,735	14,726	30.1%

Services: Consumer
Cimpress plc	First Lien - Term Loan	5/17/2028	6.62%	L + 3.50%	3.12%	988	979	909	1.8%
WW International, Inc.	First Lien - Term Loan	4/13/2028	6.62%	L + 3.50%	3.12%	945	941	669	1.4%
Total Services: Consumer							1,920	1,578	3.2%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Telecommunications
Avaya Inc.	First Lien - Term Loan	12/15/2027	7.07%	L + 4.25%	2.82%	850	840	464	0.9%
CCI Buyer, Inc.	First Lien - Term Loan	12/17/2027	7.55%	L + 4.00%	3.55%	985	977	931	1.9%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/2026	8.12%	L + 5.00%	3.12%	1,477	1,457	1,063	2.2%
Digi International Inc.	First Lien - Term Loan	11/1/2028	6.85%	L + 5.00%	1.85%	779	766	762	1.6%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	7.71%	L + 4.75%	2.96%	1,314	1,302	1,136	2.3%
Maxar Technologies Inc.	First Lien - Term Loan	6/14/2029	7.38%	S + 4.25%	3.13%	998	954	940	1.9%
Patagonia Holdco LLC	First Lien - Term Loan	8/1/2029	8.39%	S + 5.75%	2.64%	500	409	404	0.8%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	10.55%	S + 7.00%	3.55%	1,000	962	866	1.8%
Venga Finance S.a r.l.	First Lien - Term Loan	6/28/2029	7.82%	L + 4.75%	3.07%	1,000	971	928	1.9%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	6.12%	L + 3.00%	3.12%	1,000	996	840	1.7%
Total Telecommunications							9,634	8,334	17.0%
Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	9/30/2028	7.37%	L + 4.25%	3.12%	990	986	921	1.9%
Daseke Companies, Inc.	First Lien - Term Loan	3/9/2028	7.06%	L + 4.00%	3.06%	985	981	947	1.9%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/24/2028	6.62%	L + 3.50%	3.12%	995	993	938	1.9%
Kenan Advantage Group, Inc.,The	Second Lien - Term Loan	9/1/2027	10.37%	L + 7.25%	3.12%	1,000	983	925	1.9%
Stonepeak Taurus Lower Holdings LLC	Second Lien - Term Loan	1/28/2030	10.65%	S + 7.00%	3.65%	2,000	1,972	1,870	3.8%
Total Transportation: Cargo							5,915	5,601	11.4%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	12/1/2027	5.26%	L + 2.25%	3.01%	614	596	600	1.2%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	6.64%	L + 3.00%	3.64%	362	361	336	0.7%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	6.64%	L + 3.00%	3.64%	135	134	125	0.3%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/16/2029	6.93%	S + 3.75%	3.18%	640	637	604	1.2%
Total Transportation: Consumer							1,728	1,665	3.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Utilities: Electric
PG&E Corporation	First Lien - Term Loan	6/23/2025	6.13%	L + 3.00%	3.13%	489	487	469	1.0%
Total Utilities: Electric							487	469	1.0%

Utilities: Oil & Gas
AL GCX Holdings, LLC	First Lien - Term Loan	5/17/2029	6.07%	S + 3.75%	2.32%	90	91	89	0.2%
Total Utilities: Oil & Gas							91	89	0.2%

Total Investments made in United States Companies							135,858	126,074	257.5%
Investments made in Luxembourg Companies
Containers, Packaging & Glass
Mar Bidco S.a r.l.	First Lien - Term Loan	6/28/2028	7.97%	L + 4.30%	3.67%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Telecommunications
Zacapa S.a r.l.	First Lien - Term Loan	3/22/2029	7.80%	S + 4.25%	3.55%	1,485	1,481	1,415	2.9%
Total Telecommunications							1,481	1,415	2.9%

Total Investments made in Luxembourg Companies							1,495	1,428	2.9%

Total Non-controlled/Non-Affiliate Investments							$137,353	$127,502	260.4%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2022. As of September 30, 2022, rates for 1M L, 3M L and 6M L are 3.14%, 3.75%, and 4.23% respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of September 30, 2022, rates for 1M S, 3M S and 6M S are 3.04%, 3.59%, and 3.99% respectively.
(3)	Percentages are based on net assets of $48,960 as of September 30, 2022.
(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.
(5)	Of the entire $169,752 commitment to Confluent Health, LLC, $123,919 was unfunded as of September 30, 2022.
(6)	Of the entire $94,269 commitment to Aveanna Healthcare LLC, $65,967 was unfunded as of September 30, 2022.

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

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets 3)
Forest Products & Paper
Schweitzer-Mauduit International, Inc.	First Lien - Term Loan	2/9/28	4.50%	L + 3.75%	0.75%	995	986	994	2.1%
Total Forest Products & Paper							986	994	2.1%

Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	First Lien - Term Loan	12/29/23	6.25%	L + 5.25%	1.00%	975	944	935	2.0%
ANI Pharmaceuticals, Inc.	First Lien - Term Loan	5/24/27	6.75%	L + 6.00%	0.75%	1,000	987	1,005	2.1%
ASP Navigate Acquisition Corp.	First Lien - Term Loan	10/6/27	5.50%	L + 4.50%	1.00%	997	997	1,002	2.1%
Aveanna Healthcare LLC	First Lien - Term Loan	6/30/28	4.25%	L + 3.75%	0.50%	405	403	403	0.9%
Aveanna Healthcare LLC (5)	First Lien - Delayed Draw Loan	6/30/28	4.25%	L + 3.75%	0.50%	94	-	-	0.0%
Bayou Intermediate II, LLC	First Lien - Term Loan	5/15/28	5.25%	L + 4.50%	0.75%	1,000	995	1,005	2.1%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/2/24	5.00%	L + 4.50%	0.50%	1,000	990	1,000	2.1%
CCRR Parent, Inc.	First Lien - Term Loan	3/6/28	4.50%	L + 3.75%	0.75%	992	988	993	2.1%
Confluent Health, LLC	First Lien - Term Loan	11/30/28	4.10%	L + 4.00%	0.10%	789	785	790	1.7%
Confluent Health, LLC (5)	First Lien - Delayed Draw Loan	11/30/28	4.10%	L + 4.00%	0.10%	170	-	-	0.0%
FC Compassus, LLC	First Lien - Term Loan	12/31/26	5.00%	L + 4.25%	0.75%	990	988	991	2.1%
Global Medical Response, Inc.	First Lien - Term Loan	9/24/25	5.25%	L + 4.25%	1.00%	495	487	494	1.1%
Golden State Buyer, Inc.	First Lien - Term Loan	6/22/26	5.50%	L + 4.75%	0.75%	995	987	992	2.1%
Help at Home, LLC	First Lien - Delayed Draw Loan	10/22/27	6.00%	L + 5.00%	1.00%	112	110	112	0.2%
Help at Home, LLC	First Lien - Term Loan	10/20/27	6.00%	L + 5.00%	1.00%	881	870	882	1.9%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/28	5.50%	L + 4.75%	0.75%	995	977	996	2.1%
PDS Holdco Inc.	First Lien - Term Loan	8/18/28	5.25%	L + 4.50%	0.75%	1,361	1,354	1,363	3.0%
PDS Holdco Inc. (4)	First Lien - Delayed Draw Loan	8/18/28	5.25%	L + 4.50%	0.75%	139	58	59	0.1%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/3/25	4.47%	L + 4.25%	0.22%	515	513	517	1.1%
SCP Eye Care Services LLC	First Lien - Term Loan	3/16/28	5.25%	L + 4.50%	0.75%	848	846	851	1.8%
SCP Eye Care Services LLC (5)	First Lien - Delayed Draw Loan	3/16/28	4.65%	L + 4.50%	0.15%	148	-	-	0.0%
TTF Holdings, LLC	First Lien - Term Loan	3/31/28	5.00%	L + 4.25%	0.75%	699	695	701	1.5%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/28	4.75%	L + 4.25%	0.50%	998	993	996	2.1%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/27	5.75%	L + 5.25%	0.50%	1,000	993	1,001	2.1%
Zotec Partners, LLC	First Lien - Term Loan	2/14/24	4.75%	L + 3.75%	1.00%	496	498	496	1.1%
Total Healthcare & Pharmaceuticals							17,458	17,584	37.4%

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

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1. ORGANIZATION

Steele Creek Capital Corporation (which is referred to as the “Company”, “we”, “us” and “our”) was originally organized as MSC Capital LLC as a Delaware limited liability company on June 3, 2020. The Company commenced operations as MSC Capital LLC on July 1, 2020. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation. We are a closed-end externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company has elected for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three and nine months ended September 30, 2022, there was one loan on non-accrual status. For the three and nine months ended September 30, 2021, there were no loans in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of September 30, 2022, and December 31, 2021, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of September 30, 2022 and December 31, 2021, all of our investments were Non-Control/Non-Affiliate investments.

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

We value our investments in accordance with the Investment Advisor’s valuation policy. Valuations are prepared by the Investment Advisor and approved by the CFO of the Company for each accounting close.

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the three and nine months ended September 30, 2022 and September 30, 2021 there were no transfers between levels.

Income Taxes - For the three and nine months ended September 30, 2022 and September 30, 2021, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

In March 2020, the FASB issued ASU No. 2020-04,“Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables -Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statements.

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

On August 15, 2022 the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

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

Gross management fees for the three and nine months ended September 30, 2022 were $385 thousand and $1,231 thousand, respectively. Net management fees for the three and nine months ended September 30, 2022 were $323 thousand and $688 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

Gross management fees for the three and nine months ended September 30, 2021 were $533 thousand and $1,272 thousand, respectively. Net management fees for the three and nine months ended September 30, 2021 were $274 thousand and $682 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three and nine months ended September 30, 2022, the Investment Advisor did not charge an incentive fee. For the nine months ended September 30, 2022, the Investment Advisor reversed $110 thousand of accrued incentive fees. This reversal was necessary due to the Company’s performance in 2022.

Gross capital incentive fees for the three and nine months ended September 30, 2021 were $201 thousand and $271 thousand, respectively. The fee for the three months ended September 30, 2021 consists of $66 thousand earned in the current period and $135 thousand of fees originally waived in the first six months of the year. The Company’s performance through September 30, 2021 produced returns that are sufficient for the Investment Advisor to charge a full capital incentive fee for the nine months ended September 30, 2021.

Fee Waivers

On February 18, 2021, the Company and the Investment Advisor executed a Waiver Letter (the “Waiver”), whereby the Investment Advisor agrees to waive all or such portion of the Base Management Fee, the Income Incentive Fee and the Capital Incentive Fee (collectively the “Fees”) that they would otherwise be entitled to receive under the Investment Advisory Agreement, dated as of September 16, 2020 (the ‘Agreement”) for any quarter prior to a Liquidity Event to the extent required in order for the Company to earn a quarterly net investment income plus net realized capital gains to maintain an annual distribution payment of shares of common stock outstanding of 6.0%. The Company’s performance will impact the amount and timing of the fee waivers.

For the three and nine months ended September 30, 2022 and September 30, 2021, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and nine months ended September 30, 2022 the Investment Advisor waived $62 thousand and $286 thousand, respectively. For the three and nine months ended September 30, 2021 the Investment Advisor waived $259 thousand and $590 thousand, respectively. This fee waiver will be re-evaluated annually.

Additionally, the Company’s performance for the nine months ended September 30, 2022 did not produce realized income sufficient to charge a full management fee. Therefore, the Investment Advisor waived an additional $257 thousand of management fees for the nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, the Company’s performance produced realized income sufficient to charge a full management fee.

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

On August 15, 2022 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Related Party Transactions

As of September 30, 2022, affiliates owned approximately 43% of the Company representing approximately $21,182 thousand of the Company’s net assets. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25,901 thousand of the Company’s net assets.

For the three and nine months ended September 30, 2022, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the three months ended September 30, 2021, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the nine months ended September 30, 2021, Moelis Asset contributed approximately $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset has incurred these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2022 and September 30, 2021 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2022, the Company incurred $20 thousand and $60 thousand in directors’ fees expense, respectively. For the three and nine months ended September 30, 2021, the Company incurred $18 thousand and $60 thousand in directors’ fees expense, respectively. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

4. INVESTMENTS

Fair Value Measurements

We value our investments for each accounting close at fair value in accordance with the 1940 Act and ASC Topic 820, which defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the investments to be different than the valuations currently assigned.

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

The following fair value hierarchy table sets forth our investments by level as of September 30, 2022:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Term Loans	$127,502	$-	$127,502	$-
Total Investments	$127,502	$-	$127,502	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2021:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Term Loans	$106,997	$-	$106,997	$-
Total Investments	$106,997	$-	$106,997	$-

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Numerator - net (loss) earnings	$(881)	$(7,963)
Denominator - weighted average shares	5,426	5,131
Net (loss) earnings per share	$(0.16)	$(1.55)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Numerator – net (loss) earnings	$598	$2,138
Denominator - weighted average shares	3,929	3,225
Net (loss) earnings per share	$0.15	$0.66

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised and the shares issued to investors during the nine months ended September 30, 2022.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2021	$45,555	4,311,321
January 7, 2022	4,395	401,369
January 21, 2022	675	61,059
February 4, 2022	725	65,809
February 18, 2022	100	9,299
March 4, 2022	374	34,875
March 18, 2022	839	80,506
Balance at March 31, 2022	$52,663	4,964,238
April 1, 2022	769	72,225
April 18, 2022	347	32,246
May 6, 2022	724	68,479
May 20, 2022	861	87,990
June 3, 2022	234	23,769
June 17, 2022	247	25,801
Balance at June 30, 2022	$55,845	5,274,748
July 1, 2022	563	61,107
July 15, 2022	672	73,722
August 5, 2022	54	5,651
August 19, 2022	347	36,028
September 2, 2022	30	3,137
September 16, 2022	360	37,871
Balance at September 30, 2022	$57,871	5,492,264

The table below summarizes the capital the Company has raised and the shares issued to investors during the nine months ended September 30, 2021.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2020	$27,108	2,633,228
March 4, 2021	600	54,898
March 19, 2021	200	18,268
Balance at March 31, 2021	27,908	2,706,394
April 5, 2021	525	48,062
April 16, 2021	500	45,400
June 4, 2021	10,699	974,744
June 18, 2021	84	7,616
Balance at June 30, 2021	39,716	3,782,216
July 1, 2021	365	33,155
July 16, 2021	649	58,735
August 6, 2021	730	66,097
August 19, 2021	500	45,818
September 3, 2021	124	11,263
September 17, 2021	50	4,547
Balance at September 30, 2021	$42,134	4,001,831

During the three and nine months ended September 30, 2022, the Company issued 217,516 shares and 1,180,943 shares with an aggregate value of $2,026 thousand and $12,316 thousand, respectively. During the three and nine months ended September 30, 2021, the Company issued 219,615 shares and 1,368,603 shares, with an aggregate value of $2,418 thousand and $15,026 thousand, respectively.

As of September 30, 2022, and December 31, 2021 the Company had 5,492,264 and 4,311,321 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

On August 23, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended (the “Agreement”). This amendment contained certain conforming changes that are not material.

As of September 30, 2022 and December 31, 2021, there was $84,650 thousand and $70,380 thousand outstanding, respectively, and $10,350 thousand and $9,620 thousand available, respectively, to be drawn under the BNP Credit Facility. As of September 30, 2022 and December 31, 2021, the BNP Credit Facility had a fair value of $84,650 thousand and $70,380 thousand, respectively and a weighted average interest rate of 3.60% and 1.84%, respectively. The fair value of the BNP Credit Facility approximates fair value because the interest rates adjust to the market interest rates (Level 3 input). As of September 30, 2022 and December 31, 2021, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three and nine months ended September 30, 2022, we incurred interest expense of $826 thousand and $1,670 thousand, respectively. The average debt outstanding for the three and nine months ended September 30, 2022 was $85,870 thousand and $81,643 thousand, respectively.

For the three and nine months ended September 30, 2021, we incurred interest expense of $339 thousand and $850 thousand, respectively. The average debt outstanding for the three and nine months ended September 30, 2021 was $57,420 thousand and $47,764 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of September 30, 2022 and December 31, 2021, the Company had unfunded commitments of $190 thousand and $2,051 thousand, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of September 30, 2022. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Per share data:
Net asset value at beginning of period	$10.90	$10.76
Net investment income (1)	0.43	0.10
Net realized gain (1)	0.05	0.58
Net change in unrealized (depreciation) appreciation (1)	(2.03)	(0.02)
Net (decrease) increase in net assets resulting from operations (1)	(1.55)	0.66
Stockholder distributions from income (2)	(0.47)	(0.50)
Other (3)	0.03	0.10
Net asset value at end of period	$8.91	$11.02

Net assets at end of period	$48,960	$44,086
Shares outstanding at end of period	5,492,264	4,001,831
Total return (2)	(14.46)%	7.18%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	10.65%	11.98%
Ratio of net expenses including waivers and reversals to average net assets (4)	9.55%	10.33%
Ratio of net investment income to average net assets (4)	5.47%	1.16%
Portfolio turnover (5)	83.4%	480.3%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
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

On October 7, 2022, the Company issued and sold 27,315 shares of its common stock to certain investors for an aggregate offering price of $247 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 21, 2022, the Company issued and sold 2,622 shares of its common stock to certain investors for an aggregate offering price of $24 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On November 4, 2022, the Company issued and sold 55,044 shares of its common stock to certain investors for an aggregate offering price of $500 thousand. Of the 55,044 shares issued and sold, 27,522 shares with an aggregate offering price of $250 thousand were issued and sold to an existing related party. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Overview

We are a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC, Moelis Asset and two affiliates. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation (the “Conversion”), named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC, a Delaware limited liability company.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of September 30, 2022, no shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

Revenues

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. We generally expect our debt investments to bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some instances, we expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity is also expected to reflect the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

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

Current Market Conditions

Volatility in the loan market continued into the third quarter.  Gains made in the first half of the quarter were reversed at the end of August and declined further into September following the elevated inflation report, increased credit concerns, and ongoing supply chain challenges. Downgrades by the rating agencies outpaced upgrades by a measure of 2:1 and default forecasts were raised for 2023, with Fitch indicating a range of 2%-3%. New loan issuance was down over 60% from the second quarter and over 80% from the prior year.  Despite the average bid price on the Credit Suisse Leveraged Loan Index falling to 91.60 at the end of the quarter versus 91.96 the prior quarter, the overall return was up 1.19% due to higher interest income that has benefited from rising LIBOR.

Portfolio and Investment Activity

As of September 30, 2022, our portfolio had a fair market value of approximately $127,502 thousand, a cost basis of approximately $137,353 thousand and was comprised of leveraged loans and equity securities, measured at fair value. Our loan portfolio consisted of 158 investments in 25 industries and in 2 domiciled countries. The following table depicts a summary of the portfolio as of September 30, 2022 (in thousands):

Investments
Cost	$137,353
Cumulative Net Unrealized Depreciation	(9,851)
Fair Value	$127,502
Yield at Cost	7.42%

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

As of September 30, 2022, 100% of the term loan investments in the portfolio bore interest at floating rates, with 76.4% of our loan portfolio (at fair value) and 76.4% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Recent interest rate increase announced in the United States have driven the LIBOR and SOFR base rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 83.4% for the nine months ended September 30, 2022, our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. Our level of turnover is due to the ramping of the portfolio and fundraising. This high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The annualized average yield as of September 30, 2022 on the investment was 8.0%. The following tables depict the portfolio activity (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Fair Value, Beginning	$131,581	$106,997
Purchases	13,693	133,566
Sales and Repayments	(16,196)	(103,058)
Non-cash income accrual	43	146
Net realized gains	91	257
Net unrealized (depreciation) appreciation	(1,710)	(10,406)
Fair Value, Ending	$127,502	$127,502

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Fair Value, Beginning	$110,970	$67,811
Purchases	155,537	467,840
Sales and Repayments	(159,041)	(429,632)
Payment in-kind interest income	2	6
Non-cash income accrual	34	112
Net realized gains	562	1,887
Net unrealized (depreciation) appreciation	(121)	(81)
Fair Value, Ending	$107,943	$107,943

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Investments, Beginning	160	130
Purchases (new)	12	92
Complete exit	(14)	(64)
Investments, Ending	158	158

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Investments, Beginning	137	84
Purchases (new)	113	340
Complete exit	(119)	(293)
Investments, Ending	131	131

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $807 thousand at fair value, or 0.6% of the total portfolio, as of the nine months ended September 30, 2022. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of September 30, 2022:

Industry	As of September 30, 2022
Healthcare & Pharmaceuticals	15.5%
Banking, Finance, Insurance & Real Estate	12.4%
Services: Business	11.5%
High Tech Industries	8.5%
Telecommunications	7.6%
Aerospace & Defense	5.5%
Transportation: Cargo	4.4%
Hotel, Gaming & Leisure	4.3%
Capital Equipment	4.2%
Containers, Packaging & Glass	3.6%
Retail	2.9%
Automotive	2.5%
Construction & Building	2.4%
Consumer goods: Durable	2.3%
Chemicals, Plastics, & Rubber	2.2%
Energy: Oil & Gas	1.8%
Media: Advertising, Printing & Publishing	1.6%
Energy: Electricity	1.4%
Transportation: Consumer	1.3%
Services: Consumer	1.2%
Media: Broadcasting & Subscription	0.9%
Consumer goods: Non-durable	0.8%
Forest Products & Paper	0.7%
Utilities: Electric	0.4%
Utilities: Oil & Gas	0.1%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $823 thousand at fair value, or 0.8% of the total portfolio, as of December 31, 2021. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2021:

Industry	As of December 31, 2021
Healthcare & Pharmaceuticals	16.4%
Services: Business	11.4%
Telecommunications	10.6%
High Tech Industries	10.6%
Banking, Finance, Insurance & Real Estate	7.6%
Aerospace & Defense	6.4%
Transportation: Cargo	4.9%
Energy: Oil & Gas	4.8%
Capital Equipment	4.4%
Retail	3.7%
Hotel, Gaming & Leisure	2.7%
Automotive	1.9%
Containers, Packaging & Glass	1.8%
Energy: Electricity	1.8%
Services: Consumer	1.8%
Construction & Building	1.8%
Consumer goods: Durable	1.3%
Media: Advertising, Printing & Publishing	1.3%
Chemicals, Plastics, & Rubber	1.2%
Forest Products & Paper	0.9%
Consumer goods: Non-durable	0.7%
Media: Broadcasting & Subscription	0.5%
Transportation: Consumer	0.5%
Utilities: Electric	0.5%
Metals & Mining	0.5%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Investment income:
Interest income	$2,268	$5,545
Total investment income	2,268	5,545

Expenses:
Management fees	385	1,231
Interest and debt financing expenses	826	1,670
Professional fees	97	254
Incentive fees	-	(110)
Administration expenses	47	150
Directors’ fees	20	60
Custody fees	14	29
Other general and administrative expenses	203	618
Total expenses	1,592	3,902
Less: management fees waived	(62)	(543)
Net expenses	1,530	3,359
Net investment income	738	2,186
Net realized gain on investments	91	257
Net unrealized (depreciation) appreciation on investments	(1,710)	(10,406)
Net realized and unrealized (loss) gain on investments	(1,619)	(10,149)
Net (decrease) increase in net assets	$(881)	$(7,963)

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Investment income:
Interest income	$1,280	$3,074
Other income	-	14
Total investment income	1,280	3,088

Expenses:
Management fees	533	1,272
Interest and debt financing expenses	339	850
Professional fees	103	401
Incentive fees	66	271
Offering costs – paid by Moelis Asset	12	111
Administration expenses	38	113
Organization costs	-	37
Organizational costs – paid by Moelis Asset	-	24
Directors’ fees	18	60
Custody fees	8	23
Other general and administrative expenses	130	184
Total expenses	1,247	3,346
Less: management fees waived	(259)	(590)
Incentive fee waiver reversal	135	-
Net expenses	1,123	2,756
Net investment income	157	332
Net realized gain on investments	562	1,887
Net unrealized (depreciation) appreciation on investments	(121)	(81)
Net realized and unrealized (loss) gain on investments	441	1,806
Net (decrease) increase in net assets	$598	$2,138

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and nine months ended September 30, 2022 was approximately $2,268 thousand and $5,545 thousand, respectively. Investment income for the three and nine months ended September 30, 2021 are approximately $1,280 thousand and $3,088 thousand, respectively.

Total Expenses

Total expenses for the three and nine months ended September 30, 2022 of approximately $1,592 thousand and $3,902 thousand, respectively, include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Total expenses for the three and nine months ended September 30, 2021 were approximately $1,247 thousand and $3,346 thousand, respectively. Expenses are recognized on an accrual basis. Moelis Asset, parent of the Investment Advisor paid no organizational and offering costs incurred by the Company related to the formation of the entity for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021 Moelis Asset paid approximately $12 thousand and $135 thousand of organizational and offering costs incurred by the Company related to the formation of the entity, respectively, Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the three and nine months ended September 30, 2022, the Investment Advisor waived $62 thousand and $543 thousand of management fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2022 of approximately $1,592 thousand to approximately $1,530 thousand and approximately $3,902 thousand to approximately $3,359 thousand, respectively.

For the three and nine months ended September 20, 2021, the Investment Advisor waived $259 thousand and $590 thousand of management fees, respectively. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2021 of approximately $1,247 thousand to $988 thousand and $3,346 thousand to $2,756 thousand, respectively.

Net Realized Gain on Investments

Sales and repayments of investments during the three and nine months ended September 30, 2022 totaled approximately $16,196 thousand and $103,058 thousand, respectively, resulting in net realized gains of approximately $91 thousand and $257 thousand, respectively.

Sales and repayments of investments during the three and nine months ended September 30, 2021 totaled approximately $159,041 thousand and $429,632 thousand resulting in net realized gains of approximately $562 thousand and $1,887 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized depreciation during the three and nine months ended September 30, 2022 totaled approximately $1,710 thousand and $10,406 thousand, respectively, reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy. The unrealized depreciation during the three and nine months ended September 30, 2021 that totaled approximately $121 thousand and $81 thousand, respectively, reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and nine months ended September 30, 2022, the Company issued and sold 217,516 shares and 1,180,943 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $2,026 thousand and $12,316 thousand, respectively. For the three and nine months ended September 30, 2021, the Company issued and sold 219,615 shares and 1,368,603 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $2,418 thousand and $15,026 thousand, respectively. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of September 30, 2022, no shares have been tendered through the share repurchase program.

As of November 10, 2022, the Company issued 5,577,245 shares of Common Stock.

Borrowings

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period, it bears interest at LIBOR plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the three and nine months ended September 30, 2022, we had an average of $85,870 thousand and $81,643 thousand outstanding under the BNP Credit Facility, respectively. For the three and nine months ended September 30, 2021, we had an average of $57,420 thousand and 47,764 thousand outstanding under the BNP Credit Facility.

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

On August 23, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended (the “Agreement”). This amendment contained certain conforming changes that are not material.

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

As of September 30, 2022 and December 31, 2021, the Company had total senior securities of $84,650 thousand and $70,380 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 157.8% and 166.8%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

With respect to investments for which market quotations are not readily available, the Advisor, as designee of the Board, Company’s Board will undertake a multi-step valuation process each quarter, as described below:

●	The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment;

●	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and the Advisor;

●	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm; and

●	The Board Advisor, as designee of the Board, will discuss valuations and determine the fair value of each investment in the Company’s portfolio in good faith, under the oversight of the Board based on the input of the Advisor, the respective independent valuation firms and the Audit Committee.

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

Expenses

For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $1,592 thousand and $3,902 thousand, respectively, primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $1,247 thousand and $3,346 thousand, respectively.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2022 we had one loan on non-accrual status. As of September 30, 2021, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of September 30, 2022 and December 31, 2021 the Company had unfunded commitments of $190 thousand and $2,051 thousand, respectively.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2022 and December 31, 2021, we had a total of $190 thousand and $2,051 thousand, respectfully in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of September 30, 2022, affiliates owned approximately 43% of the Company representing approximately $21,182 thousand of the Company’s net assets. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25,901 thousand of the Company’s net assets.

For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, Moelis Asset, parent of the Investment Advisor did not make a contribution to the Company. For the nine months ended September 30, 2021, Moelis Asset, parent of the Investment Advisor contributed approximately $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset has incurred these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2022 and September 30, 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2022, the Company incurred $20 thousand and $60 thousand in directors’ fees expense, respectively. For the three and nine months ended September 30, 2021, the Company incurred $18 thousand and $60 thousand in directors’ fees expense, respectively. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and nine months ended September 30, 2022 the Company did not incur organizational or offering expenses. For the three and nine months ended September 30, 2021, the Company incurred $12 thousand and $172 thousand of organizational and offering costs, respectively. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period. For the three and nine months ended September 30, 2022 Moelis Asset, parent of the Investment Advisor, did not pay any organizational and offering costs incurred by the Company. For the three and nine months ended September 30, 2021 Moelis Asset paid approximately $12 thousand and $135 thousand of organizational and offering costs incurred by the Company related to the formation of the entity, respectively. Moelis Asset incurred these expenses and they will not be charged back to the Company.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with the Investment Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for an initial two-year term, under which the Investment Advisor, subject to the overall supervision of our Board manages the day-to-day operations of and provides investment advisory services to us. Subsequent to that two-year term, the Board will approve the Investment Advisory Agreement of Investment Advisor for renewal annually.

On August 15, 2022 the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. Net management fees for the three and nine months ended September 30, 2022 were $323 thousand and $688 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On August 15, 2022 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On October 7, 2022, the Company issued and sold 27,315 shares of its common stock to certain investors for an aggregate offering price of $247 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 21, 2022, the Company issued and sold 2,622 shares of its common stock to certain investors for an aggregate offering price of $24 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On November 4, 2022, the Company issued and sold 55,044 shares of its common stock to certain investors for an aggregate offering price of $500 thousand. Of the 55,044 shares issued and sold, 27,522 shares with an aggregate offering price of $250 thousand were issued and sold to an existing related party. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of September 30, 2022, 100% of our loan portfolio bore interest at floating rates with 76.4% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the LIBOR and SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of September 30, 2022
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4,167	$(2,576)	$1,591
Up 200 basis points	2,778	(1,717)	1,061
Up 100 basis points	1,389	(859)	530
Down 100 basis points	(1,389)	859	(530)
Down 200 basis points	(2,760)	1,717	(1,043)
Down 300 basis points	(3,580)	2,576	(1,004)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the nine months ended September 30, 2022, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Index
3.1	Form of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: November 10, 2022	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: November 10, 2022	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)