Form 10-K
period 2022-12-31
Steele Creek Capital Corp
filed 2023-03-29
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.20D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

There is no established trading market for the Registrant’s shares of common stock.

As of March 29, 2023, the registrant had 5,710,410 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2022, no shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

As of December 31, 2022, our investment portfolio was comprised of 164 first lien and second lien floating rate loans principally to large U.S. based companies that totaled approximately $127,619 thousand at fair value and our net asset value (“NAV”) was $50,375 thousand. Due to the liquidity in our portfolio and the leverage loan market, we invested $163,582 thousand and received $133,480 thousand from investments sold or repaid during the year ended December 31, 2022.

As of December 31, 2021, our investment portfolio was comprised of 130 floating rate loans principally to large U.S. based companies that totaled approximately $106,997 thousand at fair value and our net asset value (“NAV”) was $46,993 thousand. Due to the liquidity in our portfolio and the leverage loan market, we invested $606,314 thousand and received $569,373 thousand from investments sold or repaid during the year ended December 31, 2021.

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

The Investment Advisor’s investment team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments, and monitoring and servicing our investments. As of December 31, 2022, the Investment Team was comprised of 11  investment professionals, all of whom dedicate a substantial portion of their time to the Company. These individuals may have additional responsibilities other than those relating to us, but generally allocate a substantial portion of their time in support of our business and our investment objective as a whole. In addition, the Investment Advisor believes that, from its own resources and from that of its affiliate, Moelis Asset, it has access to excellent support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We benefit from the support provided by these personnel in our operations. The Investment Team employs a bottom-up analysis. The senior members of the Investment Team have been actively involved in the broadly syndicated loan investing market for an average of over 20  years and have built strong relationships with private equity sponsors, banks and financial intermediaries.

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

The Investment Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Moelis Asset, pursuant to which Moelis Asset will provide the Investment Advisor with access to the resources of Moelis Asset so as to enable the Investment Advisor to fulfill its obligations under the investment advisory agreement between the Investment Advisor and the Company (the “Investment Advisory Agreement”) and administration agreement between the Administrator and the Company (the “Administration Agreement”). Through the Resource Sharing Agreement, the Investment Advisor leverages the Moelis Asset infrastructure, including finance, accounting, legal, compliance and information technologies assistance. There can be no assurance that Moelis Asset will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated upon 30 days’ notice if there is a breach by either party, or by either party on 90 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

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

Specifically:

●	The universe of broadly-syndicated fixed and floating rate loans (“BSL”) and corporate debt provides an opportunity set that the Investment Team believes offers an attractive risk-adjusted return. Specifically, the Investment Team believes it can generate strong returns and mitigate risk by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes are high quality with strong fundamentals and low default risk capable of withstanding significant downward pricing pressure.

●	The corporate debt market segment that the Investment Team will focus on is industry diverse and broad, and includes medium-to-large private and public multinational companies. The BSL market is approximately $1.41 trillion and offers a plethora of investment opportunities throughout the credit cycle. With the U.S. economy currently under stress, the Investment Team believes there are a significant number of misvalued BSLs that should offer strong returns for investors with a medium-to-long term investment horizon. Other types of attractive investment opportunities such as DIPs and rights offerings typically conducted by distressed issuers will become available as we move further down the credit cycle.

●	The Investment Team believes that CLO Securities have been a steady source of returns for investors historically and has the potential to offer investors high cash on cash returns with low credit risk and low correlation to traditional asset classes. Given that CLOs are floating rate instruments designed to mitigate interest rate sensitivity, investors may not directly suffer the same adverse effects that other asset classes may experience due to rising interest rates. The Investment Team has a strong track record of investing in CLO Securities, and believes that the strong risk-adjusted returns of investing in CLO Securities continue to offer attractive relative value.

●	The Investment Team further believes that there are currently favorable opportunities to invest at attractive expected risk-adjusted returns, including opportunities to make acquisitions of other companies or investment portfolios at attractive values during the current period of disruption and volatility in the financial markets.

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

Aerospace & Defense	High Tech Industries
Automotive	Hotel, Gaming & Leisure
Banking, Finance, Insurance & Real Estate	Media: Advertising, Printing & Publishing
Capital Equipment	Media: Broadcasting & Subscription
Chemicals, Plastics & Rubber	Metals & Mining
Construction & Building	Retail
Consumer goods: Durable	Services: Business
Consumer goods: Non-durable	Services: Consumer
Containers, Packaging & Glass	Telecommunications
Energy: Electricity	Transportation: Cargo
Energy: Oil & Gas	Transportation: Consumer
Forest Products & Paper	Utilities: Electric
Healthcare & Pharmaceuticals	Utilities: Oil & Gas

Listed below are the top ten industries in which our senior secured floating rate loans were invested as of December 31, 2022, represented as a percentage of our consolidated investment portfolio at fair value:

Industry	As of December 31, 2022
Healthcare & Pharmaceuticals	14.3%
Banking, Finance, Insurance & Real Estate	12.4%
Services: Business	11.8%
High Tech Industries	8.6%
Telecommunications	7.3%
Aerospace & Defense	5.1%
Hotel, Gaming & Leisure	4.3%
Capital Equipment	3.8%
Transportation: Cargo	3.7%
Containers, Packaging & Glass	3.5%

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

Research analysts at the Investment Advisor are each responsible for coverage of specific industry verticals. The Investment Advisor’s research analysts average over 18 years of industry experience and have a deep understanding of their respective industries and credit underwriting in general. As it relates to the underwriting process, each analyst draws not only on their personal analytical skillset but also utilize their access to multiple sources of information: management, private and public research, consultants, industry participants, sponsors, and other sources.

At the conclusion of the underwriting process, the credit analyst delivers an underwriting memo and presents a formal investment recommendation to the Investment Advisor’s Investment Committee and all research analysts. We believe that given the vast experience of all our research analysts, this format results in a collaborative process that generates more insightful questions and answers and ultimately leads to better investment decisions. The Investment Committee requires supermajority (two-thirds) approval, including by the Chief Investment Officer, for all investment decisions taken, including the origination or purchase of new investments, by the Investment Advisor on our behalf. The supermajority must include at least one member who is a representative of Moelis Asset.

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

Fee Waivers

On February 18, 2021, the Company and the Advisor executed a Waiver Letter (the “Waiver”), whereby the Advisor agrees to waive all or such portion of the Base Management Fee, the Income Incentive Fee and the Capital Incentive Fee (collectively the “Fees”) that they would otherwise be entitled to receive under the Investment Advisory Agreement, dated as of September 16, 2020 (the “Agreement”) for any quarter prior to a Liquidity Event to the extent required in order for the Company to earn a quarterly net investment income plus net realized capital gains to maintain an annual distribution payment to shares of common stock outstanding of 6.0%. The Company’s performance will impact the amount and timing of the fee waivers.

For the year ended December 31, 2022, the Board executed a fee waiver to reduce the basis for the quarterly management fee from gross assets to fair value of investments. This fee waiver will be evaluated annually.

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement was in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors.  The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice.

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

On April 29, 2021, Funding I executed an amendment to the BNP Credit Facility. The amendment solidified the LIBOR transition to Secured Overnight Financing Rate (“SOFR”) for the planned discontinuation of LIBOR. The amendment also increased the Maximum Facility Amount from $45,000 thousand to $80,000 thousand.

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

The revolving period of the BNP Credit Facility ends on October 28, 2025, unless terminated earlier by the Company. The maturity date of the BNP Credit Facility is the earliest to occur of (a) October 28, 2026, and (b) the date on which the BNP gives notice to the Company, the Collateral Manager and the Equityholder following the occurrence of and during the continuation of an Event of Default that the entire Outstanding Principal Amount of Loans shall be due and payable. The stated maturity of October 28, 2026 may not be extended.

In addition, we may enter into additional agreements for a credit facility and/or subscription facility (each, a “Credit Facility”). A Credit Facility may be secured by all of the assets of a wholly-owned subsidiary and special purpose entity, formed in order to establish such Credit Facility. Each Credit Facility will provide for borrowings to make additional investments and for other general corporate purposes. It is anticipated that a Credit Facility will bear interest at floating rates at to be determined spreads over SOFR and will be secured by the Company’s assets. The Credit Facility’s interest rate is subject to change, including as a result of establishment of alternative reference rates.

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

Summary Risk Factors

The following is a summary of the principal risk factors associated with an investment in us:

●	We have a limited operating history. As a result, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it may not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

●	The Company is intended for long-term investors who can accept the risks associated with investing in potentially illiquid, privately negotiated (i) senior first lien, stretch senior, senior second lien, and unitranche loans, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt.

●	The success of the Company is highly dependent on the financial and managerial expertise of the Investment Advisor and certain individuals at Moelis Asset, as well as their ability to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions to provide us with potential investment opportunities.

●	There can be no guarantee that we will replicate the historical results achieved by members of the Investment Advisor’s Investment Committee or by the Investment Advisor’s affiliates, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods.

●	The Investment Advisor and the Investment Advisor’s Investment Committee have interests that differ from those of our stockholders that give rise to potential conflicts of interest situations, including with respect to the allocation of investment opportunities to us and other investment vehicles managed by them. In addition, the Investment Advisor’s relationships with Moelis Asset, Moelis & Company, and their affiliates may give rise to potential conflicts of interest between these entities, on the one hand, and the Company and its investors on the other. As a subsidiary of Moelis Asset, the Investment Advisor will be subject to certain restrictions and requirements, including with respect to Moelis Asset.

●	The business of investing in assets meeting our investment objective is highly competitive.

●	We are subject to certain risks associated with valuing our portfolio, changing interest rates, accessing additional capital, fluctuating financial results and operating in a regulated environment.

●	In order to qualify and be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. If we fail to qualify to be subject to tax as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments.

●	Unless and until we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code), each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management fees paid to our Investment Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder.

●	We may borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities.

●	Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments.

●	The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our common stock may not be suitable for potential investors with lower risk tolerance.

●	We may invest a portion of our investable capital in small and/or less well-established companies. These companies often involve higher risks because they lack the management experience, financial resources, product diversification and competitive strength of larger corporations, all of which may contribute to illiquidity, which may, in turn adversely affect the price and timing of liquidation of our investments.

●	Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions.

●	We will make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

●	Our shares of common stock constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

●	Our business is highly dependent on the communications and information systems of our Investment Advisor and its affiliates. In addition, certain of these systems are provided to our Investment Advisor or its affiliates by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

●	The continuing COVID-19 pandemic, and the political, social, and economic disruptions resulting therefrom could cause a negative effect on the operations of the Company and its portfolio companies and service providers, including the Investment Advisor.

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

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings

We may make some portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our Investment Advisor, as delegated by the Board, will determine the fair value of these loans and securities in good faith as described elsewhere in this Annual Report. In connection with that determination, investment professionals from the Investment Advisor may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. We will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. The ultimate determination of fair value has been delegated to the Investment Advisor by the Board and not by such third-party valuation firm. In addition, each of the Interested Directors has a pecuniary interest in the Investment Advisor. The participation of the Investment Advisor’s investment professionals in our valuation process, and the pecuniary interest in the Investment Advisor by certain members of our Board, could result in a conflict of interest as the Investment Advisor’s management fee is based, in part, on the value of our gross assets.

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

With respect to the investments we make in the secondary market for acquiring existing loans we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by our Investment Advisor. Although our Investment Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.

Intention to Raise Additional Capital

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

Uncertainty as to the Value of Certain Portfolio Investments

We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not have market quotations available and the fair value may not be readily determinable. If market quotations are not available or reliable, we will value these investments at fair value as determined by our Investment Advisor, under delegation from our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 2 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. The types of factors that the Investment Advisor may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the management fee may result in conflicts of interest between the Investment Advisor, on the one hand, and the stockholders of the Company on the other hand, with respect to valuation of investments.

We will adjust on a quarterly basis the valuation of our portfolio to reflect the Investment Advisor’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized appreciation or depreciation on investments.

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

Risks Related to our Investments

Potential Impact of Economic Recessions or Downturns

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. A tax adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. In addition, in March 2023, the Federal Deposit Insurance Corporation took control of Silicon Valley Bank and Signature Bank due to liquidity concerns. The situation is still developing with respect to Silicon Valley Bank and Signature Bank, and concerns have arisen regarding the stability of other banks and financial institutions. To the extent that the Company or the portfolio companies are impacted, their ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition,  operating results and prospects

We may invest in floating-rate assets and incur indebtedness on a floating-rate basis as well, and intend to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which we invest, which is currently the LIBOR. Regulators in the U.K. have set a 2023 deadline for a transition away from LIBOR. The discontinuation of LIBOR creates uncertainty around the indebtedness we will incur on a floating-rate basis in the future. Because the base rate of our assets and indebtedness are expected to be the same and will therefore fluctuate on largely the same basis, the increased cost of our indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on our floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Uncertainty Relating to LIBOR

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, subsequent announcements by LIBOR’s administrator and supportive statements from the FCA and other regulators indicate that it is possible that certain of the most widely used USD LIBOR tenors may continue until mid-2023. The cessation of LIBOR for various currencies at the end of 2021 (and in 2023 for certain tenors of USD LIBOR) has resulted in fallbacks to replacement rates being used more widely, including in the instruments documenting certain of our financial obligations. For example, in the U.S., a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, called the Alternative Reference Rate Committee (“ARRC”) and comprised of a diverse set of private sector entities, has identified the Secured Overnight Financing Rate (or “SOFR”) as its preferred alternative rate for the U.S. LIBOR and the Federal Reserve Bank of New York has begun publishing SOFR daily. Many banks in the U.S. and lenders for loans in which we invest have begun entering into transactions where interest is determined based on SOFR or plan to do so during the first half of 2023, as recommended by ARRC and certain regulators. Additionally, many financial contracts, including some which govern our financial obligations and the loans in which we invest, include replacement alternatives for LIBOR upon the cessation of LIBOR.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we did not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 201 S. College Street, Suite 1690, Charlotte, NC 28244. We believe that our current office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2022:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	5,643,073
Preferred Stock, par value $0.001 per share	50,000,000	-

Holders

As of March 29, 2023, there were 190 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended December 31, 2022, the Company issued and sold 1,331,752 shares of Common Stock at an aggregate purchase price of approximately $13,686 thousand. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2022, no shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

Revenues

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. We generally expect our debt investments to bear interest at a floating rate usually determined on the basis of a benchmark such as London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”). Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some instances, we expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity is also expected to reflect the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

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

The Company will pay to the Dealer Manager a shareholder servicing fee (“Shareholder Servicing Fee”) at a maximum annual rate equal to 0.0% of the Company’s net assets up to $28,200 thousand and of 1.0% of the Company’s net assets over $28,200 thousand. The Shareholder Servicing Fee will be payable on a monthly basis. With respect to each share sold, the Shareholder Servicing Fee will be paid until the third anniversary of the applicable month of purchase. All or a portion of which may be reallowed by the Dealer Manager to participating Financial Intermediaries. The purpose of the Shareholder Servicing Fee is to reimburse our Dealer Manager for costs incurred by selected Financial Intermediaries and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Fee is paid pursuant to a Servicing Plan adopted by the Board, including a majority of the Independent Directors and who have no direct or indirect financial interest in the operation of the Servicing Plan or in any agreements entered into in connection therewith. The Servicing Plan will remain in effect for so long as such continuance is reapproved annually by the Board. We initially estimated the organization and offering expenses to be paid by us to be $1,500 thousand, which was equal to 1% of the gross offering proceeds if we sold $1,500 thousand of shares in the initial 12-month period of the Private Offering following the initial filing date of our Form 10. Through December 31, 2022, we have paid $744 thousand in organizational and offering costs on 5,643,073 shares.

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

Current Market Conditions

Capital markets activity was largely opportunistic for the quarter, as high-quality issuers were able to address upcoming maturities.  Meanwhile, B3 rated and underperforming credits faced challenges syndicating conventional deals, leading to amend and extend transactions in certain cases.  The secondary loan market exhibited relative stability throughout the quarter, with the Credit Suisse Leveraged Loan Index closing out the year with an average bid of 91.89, up from 91.60 and returning 2.3% against 1.2% in the third quarter, respectively. Loan downgrades continued to outpace upgrades by the rating agencies and default expectations for 2023 are forecasted by Fitch Ratings at 2%-3% with street estimates ranging from 3%-6%, versus 1.6% for 2022.

Portfolio and Investment Activity

As of December 31, 2022, our portfolio had a fair market value of approximately $127,619 thousand, a cost basis of approximately $137,084 thousand and was comprised of leveraged loans, measured at fair value. Our loan portfolio consisted of 164 investments in 25 industries and in 5 domiciled countries. The following table depicts a summary of the portfolio as of December 31, 2022 (in thousands):

Investments
Cost	$137,084
Cumulative Net Unrealized Depreciation	(9,465)
Fair Value	$127,619
Yield at Cost	8.65%

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

As of December 31, 2022, 100% of the term loan investments in the portfolio bore interest at floating rates, with 83.9% of our loan portfolio (at fair value) and 83.4% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Recent interest rate increase announced in the United States have driven the LIBOR and SOFR base rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 107.3% and 612.5% for the years ended December 31, 2022 and December 31, 2021, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. Our level of turnover is due to the ramping of the portfolio and fundraising. This high level does provide an indication of the liquidity in our portfolio and the leverage loan market. The average yield for the years ended December 31, 2022 and December 31, 2021 on the investment was 9.29% and 4.87%, respectively. The following tables depict the portfolio activity (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Fair Value, Beginning	$106,997	$67,811
Purchases	163,582	606,314
Sales and Repayments	(133,480)	(569,373)
Payment in-kind interest income	11	6
Non-cash income accrual	200	175
Net realized gains	328	2,365
Net unrealized (depreciation) appreciation	(10,019)	(301)
Fair Value, Ending	$127,619	$106,997

	Year ended December 31, 2022	Year ended December 31, 2021
Investments, Beginning	130	84
Purchases	121	441
Complete exit	(87)	(395)
Investments, Ending	164	130

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $778 thousand at fair value, or 0.6% of the total portfolio, as of the year ended December 31, 2022. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2022:

As of December 31, 2022
Healthcare & Pharmaceuticals	14.3%
Banking, Finance, Insurance & Real Estate	12.4%
Services: Business	11.8%
High Tech Industries	8.6%
Telecommunications	7.3%
Aerospace & Defense	5.1%
Hotel, Gaming & Leisure	4.3%
Capital Equipment	3.8%
Transportation: Cargo	3.7%
Containers, Packaging & Glass	3.5%
Retail	2.9%
Automotive	2.9%
Energy: Oil & Gas	2.6%
Transportation: Consumer	2.6%
Construction & Building	2.4%
Chemicals, Plastics, & Rubber	2.2%
Consumer goods: Durable	2.1%
Media: Advertising, Printing & Publishing	1.5%
Energy: Electricity	1.4%
Consumer goods: Non-durable	1.4%
Services: Consumer	1.1%
Media: Broadcasting & Subscription	0.9%
Forest Products & Paper	0.7%
Utilities: Electric	0.4%
Utilities: Oil & Gas	0.1%
100.0%

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our loan portfolio of $823 thousand at fair value, or 0.8% of the total portfolio, as of December 31, 2021. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2021:

As of December 31, 2021
Healthcare & Pharmaceuticals	16.4%
Services: Business	11.4%
Telecommunications	10.6%
High Tech Industries	10.6%
Banking, Finance, Insurance & Real Estate	7.6%
Aerospace & Defense	6.4%
Transportation: Cargo	4.9%
Energy: Oil & Gas	4.8%
Capital Equipment	4.4%
Retail	3.7%
Hotel, Gaming & Leisure	2.7%
Automotive	1.9%
Containers, Packaging & Glass	1.8%
Energy: Electricity	1.8%
Services: Consumer	1.8%
Construction & Building	1.8%
Consumer goods: Durable	1.3%
Media: Advertising, Printing & Publishing	1.3%
Chemicals, Plastics, & Rubber	1.2%
Forest Products & Paper	0.9%
Consumer goods: Non-durable	0.7%
Media: Broadcasting & Subscription	0.5%
Transportation: Consumer	0.5%
Utilities: Electric	0.5%
Metals & Mining	0.5%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	For the year ended December 31, 2022	For the year ended December 31, 2021
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$8,350	$4,417
Other income	-	14
Total investment income	8,350	4,431

Expenses:
Management fees	1,601	1,766
Interest and debt financing expenses	2,794	1,134
Professional fees	363	482
Incentive fees	(86)	308
Offering costs – paid by Moelis Asset	-	116
Administration expenses	202	175
Directors’ fees	80	80
Custody fees	42	30
Other general and administrative expenses	818	466
Legal fees – paid by Moelis Asset	55	-
Organizational costs – paid by Moelis Asset	-	23
Total expenses	5,869	4,580
Less: management fees waived	(595)	(814)
Net expenses	5,274	3,766
Net investment income (loss)	3,076	665
Net realized gain on non-controlled/non-affiliate company investments	328	2,365
Net unrealized (depreciation) appreciation on non-controlled/non-affiliate investments	(10,019)	(301)
Net realized and unrealized gain on investments	(9,691)	2,064
Net increase in net assets resulting from operations	$(6,615)	$2,729

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the years ended December 31, 2022 and December 31, 2021 was approximately $8,350 thousand and $4,431 thousand, respectively.

Total Expenses

Total expenses for the years ended December 31, 2022 and December 31, 2021, totaled approximately $5,869 thousand and $4,580 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis. For the years ended December 31, 2022 and December 31, 2021, Moelis Asset, parent of the Investment Advisor, paid $55 thousand and $139 thousand, respectively, of legal, organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the year ended December 31, 2022, the Investment Advisor waived $595 thousand of management fees. No incentive fees were waived. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the year ended December 31, 2022 of approximately $5,869 thousand to approximately $5,274 thousand.

For the year ended December 31, 2021, the Investment Advisor waived $814 thousand of management fees. No incentive fees were waived. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the year ended December 31, 2021 of approximately $4,580 thousand to approximately $3,766 thousand.

Net Realized Gain on Investments

Sales and repayments of investments during the year ended December 31, 2022 totaled approximately $133,480 thousand resulting in net realized gains of approximately $328 thousand.

Sales and repayments of investments during the year ended December 31, 2021 totaled approximately $569,373 thousand resulting in net realized gains of approximately $2,365 thousand.

Net Unrealized Depreciation on Investments

Unrealized depreciation for the years ended December 31, 2022 and December 31, 2021, of approximately $10,019 thousand and $301 thousand, respectively, reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the year ended December 31, 2022, the Company issued and sold 1,331,752 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $13,686 thousand. For the year ended December 31, 2021, the Company issued and sold 1,678,093 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $18,448 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2022, no shares have been tendered through the share repurchase program.

As of December 31, 2022, the Company issued 5,643,073 shares of Common Stock.

Borrowings

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period, it bears interest at LIBOR plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the year ended December 31, 2022, and December 31, 2021 we had an average of $82,092 thousand and $53,173 thousand outstanding under the BNP Credit Facility, respectively.

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

On April 29, 2021, Funding I executed an amendment to the BNP Credit Facility. The amendment solidified the LIBOR transition to SOFR for the planned discontinuation of LIBOR. The amendment also increased the Individual Lender Maximum Facility Amount from $45,000 thousand to $80,000 thousand.

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

The revolving period of the BNP Credit Facility ends on October 28, 2025, unless terminated earlier by the Company. The maturity date of the BNP Credit Facility is the earliest to occur of (a) October 28, 2026, and (b) the date on which the BNP gives notice to the Company, the Collateral Manager and the Equityholder following the occurrence of and during the continuation of an Event of Default that the entire Outstanding Principal Amount of Loans shall be due and payable. The stated maturity of October 28, 2026 may not be extended.

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

As of December 31, 2022 and December 31, 2021, the Company had total senior securities of $83,150 thousand and $70,380 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 160.6% and 166.8%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, our Investment Advisor will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Investment Advisor, as delegated by our Board, using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

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

With respect to investments for which market quotations are not readily available, our Investment Advisor will undertake a multi-step valuation process each quarter, as described below:

●	Investments for which no such market prices are available or reliable will be preliminarily valued at such value as the Investment Advisor may reasonably determine, which may include third party valuations;

●	At least once annually, the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm; and

●	Our Investment Advisor will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the respective independent valuation firms.

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

Expenses

For the years ended December 31, 2022, and December 31, 2021, the Company incurred expenses of approximately $5,869 thousand and $4,580 thousand, respectively, primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2022 we had one loan on non-accrual status. As of December 31, 2021, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of December 31, 2022 and December 31, 2021 the Company had unfunded commitments of $74 thousand and $2,051 thousand, respectively.

Related Party Transactions

During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company. As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25,901 thousand of the Company’s net assets.

For the year ended December 31, 2022, Moelis Asset, parent of the Investment Advisor, contributed $55 thousand to pay legal fees incurred by the Company. For the year ended December 31, 2021, Moelis Asset contributed $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the years ended December 31, 2022 and December 31, 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the years ended December 31, 2022 and December 31, 2021, the Company incurred $80 thousand and $80 thousand in directors’ fees expense, respectively. The directors’ fees were paid as of December 31, 2022 and $17 thousand were payable and included in Directors’ fees payable on the Consolidated Statement of Assets and Liabilities as of December 31, 2021. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period. For the year ended December 31, 2022, the Company did not incur organizational and offering costs. For the year ended December 31, 2021, the Company incurred $139 thousand of organizational and offering costs. Moelis Asset incurred these expenses and they will not be charged back to the Company.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. Net management fees for the year ended December 31, 2022 and December 31, 2021 were $1,006 thousand and $952 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On January 3, 2023, the Company issued and sold 38,579 shares  of its common stock to certain investors for an aggregate offering price of $344 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On February 1, 2023, the Company issued and sold 5,299 shares of its common stock to certain investors for an aggregate offering price of $50 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 1, 2023, the Company issued and sold 23,458 shares of its common stock to certain investors for an aggregate offering price of $221 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

As of March 29, 2023, the Investment Advisor has received requests to tender approximately 114 thousand shares of the Company.

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

As of December 31, 2022, 100% of our loan portfolio bore interest at floating rates with 83.9% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate  and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of December 31, 2022
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4,125	$(2,503)	$1,622
Up 200 basis points	2,750	(1,669)	1,081
Up 100 basis points	1,375	(834)	541
Down 100 basis points	(1,375)	834	(541)
Down 200 basis points	(2,750)	1,669	(1,081)
Down 300 basis points	(4,103)	2,503	(1,600)

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

New York, NY, 10017

D +1 212 599 0100

F +1 212 370 4520

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Steele Creek Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Steele Creek Capital Corporation (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2023

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Investments:
Non-controlled/non-affiliate company investments, at fair value (amortized cost of $137,084 and $106,443, respectively)	$127,619	$106,997
Cash	4,693	8,449
Receivable for investments sold	18,277	62,363
Prepaid expenses and other assets	218	151
Interest receivable	363	310
Total assets	$151,170	$178,270

Liabilities
Credit facility	83,150	70,380
Payable for investments purchased	15,253	58,872
Management fees payable	319	269
Interest payable	28	11
Incentive fees payable	24	309
Accounts payable and accrued expenses	664	312
Directors’ fees payable	-	17
Distributions payable	1,357	1,107
Total liabilities	100,795	131,277

Commitments and contingencies (Note 9)

Net Assets:
Common shares, $0.001 par value, 5,643,073 shares authorized, 5,643,073 and 4,311,321 shares issued and outstanding, respectively	$6	$4
Paid-in-capital in excess of par value	60,372	46,633
Total distributable (deficit) earnings	(10,003)	356
Total net assets	$50,375	$46,993

Total liabilities and net assets	$151,170	$178,270

Net asset value per share	$8.93	$10.90

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Operations

(in thousands, except per share data)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$8,350	$4,417
Other income	-	14
Total investment income	8,350	4,431

Expenses:
Management fees	1,601	1,766
Interest and debt financing expenses	2,794	1,134
Professional fees	363	482
Incentive fees	(86)	308
Offering costs - paid by Moelis Asset	-	116
Administration expenses	202	175
Directors’ fees	80	80
Custody fees	42	30
Legal fees - paid by Moelis Asset	55	-
Organizational costs - paid by Moelis Asset	-	23
Other general and administrative expenses	818	466
Total expenses	5,869	4,580
Less: management fees waived	(595)	(814)
Net expenses	5,274	3,766
Net investment income	3,076	665

Realized and unrealized (loss) gain on investments:
Net realized gain on non-controlled/non-affiliate company investments	328	2,365
Net change in unrealized (depreciation) on non-controlled/non-affiliate company investments	(10,019)	(301)

Total net realized and unrealized (loss) gain on investments	(9,691)	2,064

Net (decrease) increase in net assets resulting from operations	$(6,615)	$2,729

Per share data:
Net investment income per share - basic and diluted	$0.59	$0.19
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$(1.26)	$0.79
Weighted average shares outstanding - basic and diluted	5,242	3,472

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Operations
Net investment income	$3,076	$665
Net realized gain on investments	328	2,365
Net change in unrealized (depreciation) on investments	(10,019)	(301)
Net (decrease) increase in net assets resulting from operations	(6,615)	2,729

Distributions to Stockholders
Distributions of realized income	(3,744)	(2,662)

Capital Share Transactions
Issuance of common shares	13,686	18,448

Contributions for expenses
Contributions for organizational and offering costs	-	36
Contributions for legal fees	55	-
Deferred offering costs	-	102
	55	138

Net Assets
Net increase in net assets during the year	3,382	18,653
Net assets at beginning of year	46,993	28,340
Net assets at end of year	50,375	46,993

Capital Share Activity
Issuance of common shares	1,332	1,678
Shares issued and outstanding at beginning of year	4,311	2,633
Shares issued and outstanding at end of year	5,643	4,311

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(in thousands, except per share data)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(6,615)	$2,729

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(163,582)	(606,314)
Proceeds from sales of investments and paydowns	133,480	569,373
Payment in-kind interest income	(11)	(6)
Amortization of premium/accretion of discount, net	(200)	(175)
Net realized (gain) on investments	(328)	(2,365)
Net change in unrealized depreciation on investments	10,019	301
Amortization of offering costs	-	115
Changes in operating assets and liabilities:
Receivable for investments sold	44,086	(34,271)
Prepaid expenses and other assets	(67)	41
Interest receivable	(53)	(214)
Payable for investments purchased	(43,619)	16,446
Management fees payable	50	269
Interest payable	17	(27)
Incentive fees payable	(285)	309
Accounts payable and accrued expenses	352	(37)
Directors’ fees payable	(17)	(2)
Net cash used in operating activities	(26,773)	(53,828)

Cash flows from financing activities:
Proceeds from issuance of common shares	13,686	18,448
Proceeds from issuance of debt	19,800	42,580
Repayments on debt	(7,030)	-
Contribution from Moelis Asset for organizational and offering costs	-	36
Contribution from Moelis Asset for legal fees	55	-
Payments of offering costs	-	(13)
Stockholder distributions paid	(3,494)	(1,980)
Net cash provided by financing activities	23,017	59,071

Net (decrease) increase in Cash	(3,756)	5,243
Cash, beginning of year	8,449	3,206
Cash, end of year	$4,693	$8,449

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$2,777	$1,161

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliate Investments -253.30% of Shareholder’s Equity (3)
Investments made in United States Companies
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	8.76%	S + 4.00%	4.76%	862	858	842	1.7%
HDT Holdco, Inc.	First Lien - Term Loan	7/8/2027	10.48%	L + 5.75%	4.73%	527	514	450	0.9%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	10.23%	L + 5.50%	4.73%	926	892	852	1.7%
Peraton Corp.	First Lien - Term Loan	2/1/2028	8.13%	L + 3.75%	4.38%	965	961	944	1.9%
Propulsion (BC) Midco SARL	First Lien - Term Loan	9/14/2029	8.58%	S + 4.00%	4.58%	1,000	996	975	1.9%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.)	First Lien - Term Loan	1/15/2027	8.82%	S + 4.50%	4.32%	499	484	494	0.9%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2028	7.88%	L + 3.50%	4.38%	993	988	977	1.9%
Total Aerospace & Defense							5,693	5,534	10.9%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	8.79%	L + 4.50%	4.29%	1,480	1,472	1,437	2.8%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	8.37%	S + 5.00%	3.37%	987	987	940	1.9%
Gates Global LLC	First Lien - Term Loan	11/16/2029	7.82%	S + 3.50%	4.32%	499	484	496	1.0%
Holley Inc.	First Lien - Term Loan	11/17/2028	8.42%	L + 3.75%	4.67%	930	931	813	1.6%
Total Automotive							3,874	3,686	7.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Banking, Finance, Insurance & Real Estate
AssuredPartners, Inc.	First Lien - Term Loan	2/12/2027	7.82%	S + 3.50%	4.32%	993	990	966	1.9%
Asurion, LLC	First Lien - Term Loan	8/21/2028	8.68%	S + 4.10%	4.58%	649	642	581	1.1%
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/2027	7.79%	L + 3.50%	4.29%	1,096	1,085	1,073	2.1%
Blackstone Mortgage Trust, Inc.	First Lien - Term Loan	5/9/2029	7.82%	S + 3.50%	4.32%	849	837	834	1.7%
Citadel Securities LP	First Lien - Term Loan	2/2/2028	6.93%	S + 2.61%	4.32%	1,241	1,201	1,220	2.4%
Deerfield Dakota Holding, LLC	First Lien - Term Loan	4/9/2027	8.07%	S + 3.75%	4.32%	992	988	929	1.8%
DRW Holdings, LLC	First Lien - Term Loan	2/24/2028	8.13%	L + 3.75%	4.38%	537	535	524	1.0%
FinCo I LLC	First Lien - Term Loan	6/27/2025	6.88%	L + 2.50%	4.38%	368	369	368	0.7%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	12/12/2029	7.83%	S + 3.25%	4.58%	114	112	113	0.2%
IMA Financial Group, Inc.	First Lien - Term Loan	11/1/2028	7.88%	L + 3.50%	4.38%	495	489	480	1.0%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	7.13%	L + 2.75%	4.38%	985	977	958	1.9%
KREF Holdings X LLC	First Lien - Term Loan	9/1/2027	7.81%	L + 3.50%	4.31%	495	495	484	1.0%
LendingTree, Inc.	First Lien - Term Loan	9/15/2028	8.14%	L + 3.75%	4.39%	1,493	1,480	1,338	2.7%
Minotaur Acquisition, Inc.	First Lien - Term Loan	3/27/2026	9.17%	S + 4.75%	4.42%	197	189	189	0.5%
Newport Parent, Inc.	First Lien - Term Loan	12/10/2027	11.23%	L + 6.50%	4.73%	827	801	820	1.7%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.13%	L + 2.75%	4.38%	990	960	947	1.9%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2024	8.98%	L + 4.25%	4.73%	701	698	571	1.1%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2025	7.88%	L + 3.50%	4.38%	1,583	1,568	1,526	3.0%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/2027	7.42%	S + 3.00%	4.42%	491	493	489	1.0%
Total Banking, Finance, Insurance & Real Estate							14,909	14,410	28.7%

Capital Equipment
American Trailer World Corp.	First Lien - Term Loan	3/3/2028	8.17%	S + 3.85%	4.32%	679	673	590	1.2%
DMT Solutions Global Corporation	First Lien - Term Loan	7/2/2024	11.24%	L + 7.50%	3.74%	684	685	648	1.4%
DS Parent, Inc.	First Lien - Term Loan	12/10/2028	9.92%	L + 5.75%	4.17%	950	924	908	1.8%
Energy Acquisition LP	First Lien - Term Loan	6/26/2025	8.63%	L + 4.25%	4.38%	1,159	1,147	1,044	2.1%
Novae LLC	First Lien - Term Loan	12/22/2028	9.95%	S + 5.25%	4.70%	1,987	1,931	1,640	3.3%
Total Capital Equipment							5,360	4,830	9.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	7.59%	S + 3.50%	4.09%	207	205	205	0.4%
Bakelite UK Intermediate Ltd.	First Lien - Term Loan	5/29/2029	8.73%	S + 4.15%	4.58%	995	990	931	1.8%
DCG Acquisition Corp.	First Lien - Term Loan	9/30/2026	8.92%	S + 4.60%	4.32%	1,228	1,230	1,161	2.3%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2028	7.39%	L + 3.25%	4.14%	495	493	483	1.0%
Total Chemicals, Plastics, & Rubber							2,918	2,780	5.5%

Construction & Building
Janus International Group, LLC	First Lien - Term Loan	2/12/2025	7.98%	L + 3.25%	4.73%	885	887	860	1.7%
Michael Baker International, LLC	First Lien - Term Loan	12/1/2028	9.38%	L + 5.00%	4.38%	990	981	960	1.9%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	8.67%	S + 4.35%	4.32%	1,244	1,209	1,222	2.4%
Total Construction & Building							3,077	3,042	6.0%

Consumer Goods: Durable
LHS Borrower, LLC	First Lien - Term Loan	2/16/2029	9.17%	S + 4.85%	4.32%	660	654	542	1.1%
Hunter Douglas Holding B.V.	First Lien - Term Loan	2/26/2029	7.86%	S + 3.50%	4.36%	995	991	880	1.7%
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	8.48%	L + 3.75%	4.73%	431	431	351	0.7%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.42%	L + 4.25%	4.17%	990	987	896	1.8%
Total Consumer Goods: Durable							3,063	2,669	5.3%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	8.48%	L + 3.75%	4.73%	1,138	1,133	963	1.9%
Men’s Wearhouse, LLC, The	First Lien - Term Loan	12/1/2025	12.40%	L + 8.00%	4.40%	793	789	793	1.6%
Total Consumer Goods: Non-Durable							1,922	1,756	3.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/2026	9.13%	L + 4.75%	4.38%	489	487	486	1.0%
Clydesdale Acquisition Holdings, Inc.	First Lien - Term Loan	4/13/2029	8.60%	S + 4.18%	4.42%	1,493	1,458	1,425	2.8%
Pactiv Evergreen Inc.	First Lien - Term Loan	9/22/2028	7.63%	L + 3.25%	4.38%	990	964	978	1.9%
Plaze, Inc.	First Lien - Term Loan	8/3/2026	8.13%	L + 3.75%	4.38%	661	654	593	1.2%
Sabert Corporation	First Lien - Term Loan	12/10/2026	8.94%	L + 4.50%	4.44%	1,038	1,037	1,033	2.0%
Total Containers, Packaging & Glass							4,600	4,515	8.9%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	7.89%	L + 3.50%	4.39%	960	956	949	1.8%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/2027	9.23%	L + 4.50%	4.73%	877	859	865	1.7%
Total Energy: Electricity							1,815	1,814	3.5%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/14/2028	7.53%	L + 3.75%	3.78%	683	687	676	1.3%
CQP Holdco LP	First Lien - Term Loan	6/5/2028	8.48%	L + 3.75%	4.73%	1,231	1,227	1,227	2.4%
Delek US Holdings, Inc.	First Lien - Term Loan	11/19/2029	7.92%	S + 3.50%	4.42%	915	879	883	1.8%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/2026	9.13%	L + 4.75%	4.38%	500	492	487	1.0%
Total Energy: Oil & Gas							3,285	3,273	6.5%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	First Lien - Term Loan	4/20/2028	8.19%	L + 3.75%	4.44%	985	977	931	1.8%
Total Forest Products & Paper							977	931	1.8%

Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	First Lien - Term Loan	12/31/2023	9.98%	S + 5.25%	4.73%	925	925	811	1.6%
Amneal Pharmaceuticals	First Lien - Term Loan	5/4/2025	7.94%	L + 3.50%	4.44%	997	916	897	1.8%
ANI Pharmaceuticals, Inc.	First Lien - Term Loan	11/19/2027	10.38%	L + 6.00%	4.38%	990	979	941	1.9%
ASP Navigate Acquisition Corp.	First Lien - Term Loan	10/6/2027	9.09%	L + 4.50%	4.59%	987	987	964	1.9%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	8.98%	S + 4.40%	4.58%	249	241	204	0.4%
Aveanna Healthcare LLC	First Lien - Term Loan	7/17/2028	8.14%	L + 3.75%	4.39%	429	428	332	0.7%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	8.96%	L + 4.50%	4.46%	990	986	955	1.9%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/2/2024	8.88%	L + 4.50%	4.38%	888	875	831	1.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
CCRR Parent, Inc.	First Lien - Term Loan	3/6/2028	8.14%	L + 3.75%	4.39%	983	978	937	1.9%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	8.38%	L + 4.00%	4.38%	783	780	670	1.3%
Confluent Health, LLC (4)	First Lien - Delayed Draw Loan	11/30/2028	8.38%	L + 4.00%	4.38%	170	96	72	0.1%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	8.98%	L + 4.25%	4.73%	1,227	1,226	1,136	2.3%
Global Medical Response, Inc.	First Lien - Term Loan	10/2/2025	8.42%	L + 4.25%	4.17%	490	484	346	0.7%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	8.92%	L + 4.75%	4.17%	948	942	906	1.8%
Help at Home, LLC	First Lien - Delayed Draw Loan	10/29/2027	9.43%	S + 5.00%	4.43%	127	125	122	0.2%
Help at Home, LLC	First Lien - Term Loan	10/29/2027	9.43%	S + 5.00%	4.43%	1,006	990	962	1.9%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	9.16%	L + 4.75%	4.41%	985	970	882	1.8%
PDS Holdco Inc.	First Lien - Delayed Draw Loan	8/18/2028	9.23%	L + 4.50%	4.73%	138	138	127	0.3%
PDS Holdco Inc.	First Lien - Term Loan	8/18/2028	9.23%	L + 4.50%	4.73%	1,347	1,342	1,239	2.5%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/11/2025	8.73%	L + 4.00%	4.73%	1,006	1,000	974	1.8%
TTF Holdings, LLC	First Lien - Term Loan	3/31/2028	8.44%	L + 4.00%	4.44%	635	631	628	1.1%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/2028	8.37%	L + 4.25%	4.12%	1,100	1,095	1,049	2.1%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	9.63%	L + 5.25%	4.38%	990	984	896	1.8%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/30/2026	7.88%	L + 3.50%	4.38%	420	417	416	0.8%
Zotec Partners, LLC	First Lien - Term Loan	2/14/2024	8.48%	L + 3.75%	4.73%	1,001	968	951	1.9%
Total Healthcare & Pharmaceuticals							19,503	18,248	36.1%

High Tech Industries
Boxer Parent Company Inc.	First Lien - Term Loan	10/2/2025	8.13%	L + 3.75%	4.38%	165	157	158	0.4%
Casa Systems, Inc.	First Lien - Term Loan	12/20/2023	8.38%	L + 4.00%	4.38%	1,479	1,479	1,318	2.6%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	8.59%	L + 4.00%	4.59%	993	984	948	1.9%
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	7.88%	L + 3.50%	4.38%	990	986	943	1.9%
Ingram Micro Inc.	First Lien - Term Loan	6/30/2028	8.23%	L + 3.50%	4.73%	985	977	973	1.9%
LogMeIn, Inc.	First Lien - Term Loan	8/31/2027	9.14%	L + 4.75%	4.39%	980	963	635	1.3%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/2026	9.68%	S + 5.00%	4.68%	724	721	713	1.4%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	8.49%	S + 4.40%	4.09%	1,496	1,483	1,158	2.3%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2025	8.63%	L + 4.25%	4.38%	108	106	104	0.2%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2025	8.63%	L + 4.25%	4.38%	381	378	367	0.7%
Seattle SpinCo, Inc.	First Lien - Term Loan	2/26/2027	8.42%	S + 4.10%	4.32%	1,203	1,193	1,203	2.4%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	8.36%	L + 4.00%	4.36%	1,384	1,372	1,276	2.5%
Vision Solutions, Inc. (Precisely Software Incorporated)	First Lien - Term Loan	4/24/2028	8.36%	L + 4.00%	4.36%	986	984	820	1.6%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	8.15%	S + 3.75%	4.40%	344	343	332	0.7%
Total High Tech Industries							12,126	10,948	21.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	8.63%	L + 4.25%	4.38%	993	984	973	1.8%
ClubCorp Holdings, Inc.	First Lien - Term Loan	9/18/2024	7.48%	L + 2.75%	4.73%	497	484	450	0.9%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/29/2029	8.32%	S + 4.00%	4.32%	993	990	945	1.9%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/28/2028	8.19%	L + 3.75%	4.44%	199	197	197	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	7.88%	L + 3.50%	4.38%	274	274	251	0.5%
Sabre GLBL Inc.	First Lien - Term Loan	6/30/2028	9.42%	S + 5.10%	4.32%	357	340	331	0.7%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	7.88%	L + 3.50%	4.38%	438	437	400	0.8%
Scientific Games International, Inc.	First Lien - Term Loan	4/16/2029	7.42%	S + 3.00%	4.42%	995	988	984	2.0%
Total Hotel, Gaming & Leisure							4,694	4,531	9.0%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	7.88%	L + 3.50%	4.38%	993	984	911	1.8%
Thryv, Inc.	First Lien - Term Loan	3/1/2026	12.88%	L + 8.50%	4.38%	1,051	1,047	1,038	2.1%
Total Media: Advertising, Printing & Publishing							2,031	1,949	3.9%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.07%	L + 3.75%	4.32%	500	501	497	1.0%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	8.17%	S + 3.85%	4.32%	746	726	711	1.3%
Total Media: Broadcasting & Subscription							1,227	1,208	2.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	7.92%	L + 3.75%	4.17%	1,326	1,319	1,292	2.6%
EG Group Limited	First Lien - Delayed Draw Loan	3/31/2026	8.98%	L + 4.25%	4.73%	988	982	928	1.8%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	8.13%	L + 3.75%	4.38%	980	976	944	1.9%
Rent-A-Center, Inc.	First Lien - Term Loan	2/17/2028	7.69%	L + 3.25%	4.44%	581	581	562	1.1%
Total Retail							3,858	3,726	7.4%

Services: Business
Access CIG, LLC	First Lien - Term Loan	2/27/2025	7.82%	L + 3.75%	4.07%	1,352	1,345	1,327	2.6%
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/2027	8.48%	L + 3.75%	4.73%	985	985	954	1.9%
Artera Services, LLC	First Lien - Term Loan	3/6/2025	8.23%	L + 3.50%	4.73%	985	980	810	1.6%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	9.99%	S + 5.75%	4.24%	995	972	970	1.9%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	8.84%	S + 4.75%	4.09%	1,247	1,224	1,152	2.3%
Energize Holdco LLC	First Lien - Term Loan	12/8/2028	8.13%	L + 3.75%	4.38%	871	867	835	1.7%
Indy US Bidco, LLC	First Lien - Term Loan	3/6/2028	8.13%	L + 3.75%	4.38%	491	489	429	0.9%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	7.96%	L + 3.50%	4.46%	986	983	939	1.9%
Misys Limited	First Lien - Term Loan	6/13/2024	6.87%	L + 3.50%	3.37%	989	990	877	1.7%
Phoenix Services International LLC	First Lien - Term Loan (DIP)	3/28/2023	16.32%	S + 12.00%	4.32%	149	149	144	0.3%
Phoenix Services International LLC	First Lien - Term Loan (DIP)	3/28/2023	16.32%	S + 12.00%	4.32%	222	222	214	0.4%
Phoenix Services International LLC (5)	First Lien - Term Loan	3/1/2025	-	-	-	1,246	1,242	135	0.3%
Pitney Bowes Inc.	First Lien - Term Loan	3/17/2028	8.43%	S + 4.11%	4.32%	983	975	908	1.8%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/2027	7.89%	L + 3.50%	4.39%	995	995	981	1.9%
Sitel Group	First Lien - Term Loan	8/28/2028	8.14%	L + 3.75%	4.39%	1,481	1,475	1,466	2.9%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	8.38%	L + 4.00%	4.38%	988	982	937	1.9%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	7.32%	S + 3.00%	4.32%	988	985	986	2.0%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.14%	L + 3.75%	4.39%	990	986	973	1.9%
VM Consolidated, Inc.	First Lien - Term Loan	3/26/2028	7.63%	L + 3.25%	4.38%	2	2	2	0.0%
Total Services: Business							16,848	15,039	29.9%

Services: Consumer
WW International, Inc.	First Lien - Term Loan	4/13/2028	7.89%	L + 3.50%	4.39%	945	941	546	1.1%
Total Services: Consumer							941	546	1.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Telecommunications
Avaya Inc.	First Lien - Term Loan	12/15/2027	8.57%	L + 4.25%	4.32%	850	841	295	0.6%
CCI Buyer, Inc.	First Lien - Term Loan	12/17/2027	8.58%	S + 4.00%	4.58%	983	975	941	1.9%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/2026	9.38%	L + 5.00%	4.38%	1,473	1,454	863	1.7%
Digi International Inc.	First Lien - Term Loan	11/1/2028	9.38%	L + 5.00%	4.38%	766	753	760	1.5%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	9.42%	L + 4.75%	4.67%	1,310	1,299	1,069	2.1%
Maxar Technologies Inc.	First Lien - Term Loan	6/14/2029	8.67%	S + 4.35%	4.32%	995	953	995	2.0%
Patagonia Holdco LLC	First Lien - Term Loan	8/1/2029	9.96%	S + 5.75%	4.21%	499	410	401	0.8%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.58%	S + 7.00%	4.58%	998	962	875	1.7%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	7.38%	L + 3.00%	4.38%	1,000	996	815	1.6%
Total Telecommunications							8,643	7,014	13.9%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	9/30/2028	8.63%	L + 4.25%	4.38%	988	983	920	1.9%
Daseke Companies, Inc.	First Lien - Term Loan	3/9/2028	8.39%	L + 4.00%	4.39%	983	979	953	1.9%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/24/2028	7.88%	L + 3.50%	4.38%	993	990	935	1.9%
Kenan Advantage Group, Inc.,The	Second Lien - Term Loan	9/1/2027	11.63%	L + 7.25%	4.38%	1,000	984	928	1.8%
Stonepeak Taurus Lower Holdings LLC	Second Lien - Term Loan	1/28/2030	11.68%	S + 7.00%	4.68%	1,000	986	935	1.9%
Total Transportation: Cargo							4,922	4,671	9.4%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	12/1/2027	6.60%	L + 2.25%	4.35%	613	595	612	1.2%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	7.73%	L + 3.00%	4.73%	362	361	329	0.7%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	7.73%	L + 3.00%	4.73%	135	134	122	0.2%
Lakeland Tours, LLC	Second Lien - Term Loan	9/25/2025	10.41%	L + 6.00%	4.41%	748	644	612	1.2%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/16/2029	8.17%	S + 3.85%	4.32%	638	635	618	1.2%
United AirLines, Inc.	First Lien - Term Loan	4/21/2028	8.11%	L + 3.75%	4.36%	983	978	973	1.9%
Total Transportation: Consumer							3,347	3,266	6.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Utilities: Electric
PG&E Corporation	First Lien - Term Loan	6/23/2025	7.44%	L + 3.00%	4.44%	488	486	484	1.0%
Total Utilities: Electric							486	484	1.0%

Utilities:Oil & Gas
AL GCX Holdings, LLC	First Lien - Term Loan	5/17/2029	7.57%	S + 3.90%	3.67%	90	90	89	0.2%
Total Utilities: Oil & Gas							90	89	0.2%

Total Investments made in United States Companies							130,209	120,959	240.1%

Investments made in Ireland Companies
Aerospace & Defense
Setanta Aircraft Leasing DAC	First Lien - Term Loan	11/2/2028	6.73%	L + 2.00%	4.73%	1,000	998	997	2.0%
Total Aerospace & Defense							998	997	2.0%

Services: Consumer
Cimpress plc	First Lien - Term Loan	5/17/2028	7.88%	L + 3.50%	4.38%	985	977	889	1.8%
Total Services: Consumer							977	889	1.8%

Total Investments made in Ireland Companies							1,975	1,886	3.8%

Investments made in Luxembourg Companies
Containers, Packaging & Glass
Mar Bidco S.a r.l.	First Lien - Term Loan	7/7/2028	9.03%	L + 4.30%	4.73%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Telecommunications
Venga Finance S.a r.l.	First Lien - Term Loan	6/28/2029	9.48%	L + 4.75%	4.73%	998	970	919	1.8%
Zacapa S.a r.l.	First Lien - Term Loan	3/22/2029	8.83%	S + 4.25%	4.58%	1,481	1,477	1,427	2.8%
Total Telecommunications							2,447	2,346	4.6%

Total Investments made in Luxembourg Companies							$2,461	$2,359	4.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)

Investments made in Netherland Companies
Hotel, Gaming & Leisure
Playa Resorts Holding B.V.	First Lien - Term Loan	1/5/2029	8.58%	S + 4.25%	4.33%	1,000	965	977	1.9%
Total Hotel, Gaming & Leisure							965	977	1.9%

Total Investments made in Netherland Companies							$965	$977	1.9%

Investments made in United Kingdom Companies
Banking, Finance, Insurance & Real Estate
HIG Finance 2 Limited	First Lien - Term Loan	11/12/2027	7.69%	L + 3.25%	4.44%	1,474	1,474	1,438	2.9%
Total Banking, Finance, Insurance & Real Estate							1,474	1,438	2.9%

Total Investments made in United Kingdom Companies							$1,474	$1,438	2.9%

Total Non-controlled/Non-Affiliate Investments							$137,084	$127,619	253.3%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2022. As of December 31, 2022, rates for 1M L, 3M L, 6M L, and 12M L are 4.39%, 4.77%, 5.14%, and 5.48% respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of December 31, 2022, rates for 1M S, 3M S, 6M S, and 12M S are 4.36%, 4.59%, 4.78, and 4.87% respectively.
(3)	Percentages are based on net assets of $50,375 thousand as of December 31, 2022.
(4)	Of the entire $170 thousand commitment to Confluent Health, LLC, $74 thousand was unfunded as of December 31, 2022.
(5)	Investment or a portion of the investment was on non-accrual status as of December 31, 2022.

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
Non-controlled/Non-Affiliate Investments
Term Floating Rate Loans – 227.70% of Shareholder’s Equity (3)
Investments made in United States Companies
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien – Term Loan	2/1/2027	5.50%	L + 4.75%	0.75%	993	$976	$994	2.1%
HDT Holdco, Inc.	First Lien – Term Loan	6/30/2027	6.50%	L + 5.75%	0.75%	975	947	966	2.1%
MAG DS Corp.	First Lien – Term Loan	4/1/2027	6.50%	L + 5.50%	1.00%	953	913	877	1.9%
Peraton Corp.	First Lien – Term Loan	2/1/2028	4.50%	L + 3.75%	0.75%	993	988	995	2.1%
Setanta Aircraft Leasing DAC	First Lien – Term Loan	11/2/2028	2.14%	L + 2.00%	0.14%	1,000	998	1,001	2.1%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.)	First Lien – Term Loan	1/15/2025	4.25%	L + 3.75%	0.50%	994	991	996	2.1%
Vertex Aerospace Services Corp.	First Lien – Term Loan	12/6/2028	4.75%	L + 4.00%	0.75%	1,000	995	1,000	2.1%
Total Aerospace & Defense							6,808	6,829	14.5%

Automotive
Autokiniton US Holdings, Inc.	First Lien – Term Loan	4/6/2028	5.00%	L + 4.50%	0.50%	995	993	998	2.1%
First Brands Group, LLC	First Lien – Term Loan	3/30/2027	6.00%	L + 5.00%	1.00%	997	997	1,004	2.2%
Total Automotive							1,990	2,002	4.3%

Banking, Finance, Insurance & Real Estate
Baldwin Risk Partners, LLC	First Lien – Term Loan	10/14/2027	4.00%	L + 3.50%	0.50%	1,108	1,094	1,103	2.4%
DRW Holdings, LLC	First Lien – Term Loan	2/24/2028	3.85%	L + 3.75%	0.10%	902	898	900	1.9%
FinCo I LLC	First Lien – Term Loan	6/27/2025	2.60%	L + 2.50%	0.10%	494	493	493	1.0%
HIG Finance 2 Limited	First Lien – Term Loan	11/12/2027	4.00%	L + 3.25%	0.75%	1,489	1,489	1,484	3.2%
Jane Street Group, LLC	First Lien – Term Loan	1/26/2028	2.85%	L + 2.75%	0.10%	995	986	989	2.1%
KREF Holdings X LLC	First Lien – Term Loan	9/1/2027	3.69%	L + 3.50%	0.19%	500	500	501	1.1%
LendingTree, Inc. (5)	First Lien – Term Loan	8/24/2028	4.15%	L + 4.00%	0.15%	1,500	(14)	1	0.0%
Newport Parent, Inc.	First Lien – Term Loan	12/10/2027	7.50%	L + 6.50%	1.00%	488	470	490	1.0%
Resolute Investment Managers, Inc.	First Lien – Term Loan	4/30/2024	5.25%	L + 4.25%	1.00%	711	706	713	1.5%
Russell Investments US Institutional Holdco, Inc.	First Lien – Term Loan	5/30/2025	4.50%	L + 3.50%	1.00%	1,000	991	1,001	2.1%
Ryan Specialty Group, LLC	First Lien – Term Loan	9/1/2027	3.75%	L + 3.00%	0.75%	496	498	497	1.1%
Total Banking, Finance, Insurance & Real Estate							8,111	8,172	17.4%

Capital Equipment
American Trailer World Corp.	First Lien – Term Loan	3/3/2028	4.50%	L + 3.75%	0.75%	995	996	993	2.1%
DMT Solutions Global Corporation	First Lien – Term Loan	7/2/2024	8.50%	L + 7.50%	1.00%	728	730	713	1.5%
DS Parent, Inc.	First Lien – Term Loan	12/10/2028	6.50%	L + 5.75%	0.75%	2,000	1,940	1,955	4.2%
Energy Acquisition LP	First Lien – Term Loan	6/26/2025	4.35%	L + 4.25%	0.10%	1,169	1,153	1,162	2.5%
Total Capital Equipment							4,819	4,823	10.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Chemicals, Plastics, & Rubber
DCG Acquisition Corp.	First Lien – Term Loan	9/30/2026	4.60%	L + 4.50%	0.10%	241	241	241	0.4%
LSF11 A5 Holdco LLC	First Lien – Term Loan	10/15/2028	4.25%	L + 3.75%	0.50%	500	500	500	1.1%
Sparta U.S. Holdco LLC	First Lien – Term Loan	4/28/2028	4.25%	L + 3.50%	0.75%	500	498	501	1.1%
Total Chemicals, Plastics, & Rubber							1,239	1,242	2.6%

Construction & Building
Janus International Group, LLC	First Lien – Term Loan	2/12/2025	4.25%	L + 3.25%	1.00%	895	897	895	2.0%
Michael Baker International, LLC	First Lien – Term Loan	12/1/2028	5.75%	L + 5.00%	0.75%	1,000	990	1,010	2.1%
Total Construction & Building							1,887	1,905	4.1%

Consumer Goods: Durable
Mannington Mills, Inc.	First Lien – Term Loan	8/6/2026	3.97%	L + 3.75%	0.22%	436	436	436	0.9%
Pelican Products, Inc.	First Lien – Term Loan	12/29/2028	4.75%	L + 4.25%	0.50%	1,000	996	997	2.1%
Total Consumer Goods: Durable							1,432	1,433	3.0%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien – Term Loan	5/17/2028	4.25%	L + 3.75%	0.50%	748	745	749	1.6%
Total Consumer Goods: Non-Durable							745	749	1.6%

Containers, Packaging & Glass
Canister International Group Inc.	First Lien – Term Loan	12/21/2026	4.85%	L + 4.75%	0.10%	494	492	496	1.1%
Plaze, Inc.	First Lien – Term Loan	8/3/2026	4.50%	L + 3.75%	0.75%	668	659	663	1.4%
Sabert Corporation	First Lien – Term Loan	11/26/2026	5.50%	L + 4.50%	1.00%	706	702	707	1.5%
Total Containers, Packaging & Glass							1,853	1,866	4.0%

Energy: Electricity
Astoria Energy LLC	First Lien – Term Loan	12/10/2027	4.50%	L + 3.50%	1.00%	983	979	982	2.1%
Hamilton Projects Acquiror, LLC	First Lien – Term Loan	6/17/2027	5.50%	L + 4.50%	1.00%	985	965	986	2.1%
Total Energy: Electricity							1,944	1,968	4.2%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien – Term Loan	4/14/2028	4.75%	L + 3.75%	1.00%	748	753	754	1.6%
ChampionX Holding Inc.	First Lien – Term Loan	6/3/2027	6.00%	L + 5.00%	1.00%	925	918	938	2.0%
CQP Holdco LP	First Lien – Term Loan	6/5/2028	4.25%	L + 3.75%	0.50%	1,244	1,238	1,243	2.6%
Lucid Energy Group II Borrower, LLC	First Lien – Term Loan	11/22/2028	5.00%	L + 4.25%	0.75%	1,000	990	990	2.2%
Navitas Midstream Midland Basin, LLC	First Lien – Term Loan	12/13/2024	4.75%	L + 4.00%	0.75%	755	753	755	1.6%
Prairie ECI Acquiror LP	First Lien – Term Loan	3/11/2026	4.85%	L + 4.75%	0.10%	500	490	485	1.0%
Total Energy: Oil & Gas							5,142	5,165	11.0%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	First Lien – Term Loan	2/9/2028	4.50%	L + 3.75%	0.75%	995	986	994	2.1%
Total Forest Products & Paper							986	994	2.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	First Lien – Term Loan	12/29/2023	6.25%	L + 5.25%	1.00%	975	944	935	2.0%
ANI Pharmaceuticals, Inc.	First Lien – Term Loan	5/24/2027	6.75%	L + 6.00%	0.75%	1,000	987	1,005	2.1%
ASP Navigate Acquisition Corp.	First Lien – Term Loan	10/6/2027	5.50%	L + 4.50%	1.00%	997	997	1,002	2.1%
Aveanna Healthcare LLC	First Lien – Term Loan	6/30/2028	4.25%	L + 3.75%	0.50%	405	403	403	0.9%
Aveanna Healthcare LLC (5)	First Lien – Delayed Draw Loan	6/30/2028	4.25%	L + 3.75%	0.50%	94	-	-	0.0%
Bayou Intermediate II, LLC	First Lien – Term Loan	5/15/2028	5.25%	L + 4.50%	0.75%	1,000	995	1,005	2.1%
Carestream Dental Technology Parent Limited	First Lien – Term Loan	9/2/2024	5.00%	L + 4.50%	0.50%	1,000	990	1,000	2.1%
CCRR Parent, Inc.	First Lien – Term Loan	3/6/2028	4.50%	L + 3.75%	0.75%	992	988	993	2.1%
Confluent Health, LLC	First Lien – Term Loan	11/30/2028	4.10%	L + 4.00%	0.10%	789	785	790	1.7%
Confluent Health, LLC (5)	First Lien – Delayed Draw Loan	11/30/2028	4.10%	L + 4.00%	0.10%	170	-	-	0.0%
FC Compassus, LLC	First Lien – Term Loan	12/31/2026	5.00%	L + 4.25%	0.75%	990	988	991	2.1%
Global Medical Response, Inc.	First Lien – Term Loan	9/24/2025	5.25%	L + 4.25%	1.00%	495	487	494	1.1%
Golden State Buyer, Inc.	First Lien – Term Loan	6/22/2026	5.50%	L + 4.75%	0.75%	995	987	992	2.1%
Help at Home, LLC	First Lien – Delayed Draw Loan	10/22/2027	6.00%	L + 5.00%	1.00%	112	110	112	0.2%
Help at Home, LLC	First Lien – Term Loan	10/20/2027	6.00%	L + 5.00%	1.00%	881	870	882	1.9%
Onex TSG Intermediate Corp.	First Lien – Term Loan	2/28/2028	5.50%	L + 4.75%	0.75%	995	977	996	2.1%
PDS Holdco Inc.	First Lien – Term Loan	8/18/2028	5.25%	L + 4.50%	0.75%	1,361	1,354	1,363	3.0%
PDS Holdco Inc. (4)	First Lien – Delayed Draw Loan	8/18/2028	5.25%	L + 4.50%	0.75%	139	58	59	0.1%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien – Term Loan	10/3/2025	4.47%	L + 4.25%	0.22%	515	513	517	1.1%
SCP Eye Care Services LLC	First Lien – Term Loan	3/16/2028	5.25%	L + 4.50%	0.75%	848	846	851	1.8%
SCP Eye Care Services LLC (5)	First Lien – Delayed Draw Loan	3/16/2028	4.65%	L + 4.50%	0.15%	148	-	-	0.0%
TTF Holdings, LLC	First Lien – Term Loan	3/31/2028	5.00%	L + 4.25%	0.75%	699	695	701	1.5%
U.S. Anesthesia Partners, Inc.	First Lien – Term Loan	10/2/2028	4.75%	L + 4.25%	0.50%	998	993	996	2.1%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien – Term Loan	12/15/2027	5.75%	L + 5.25%	0.50%	1,000	993	1,001	2.1%
Zotec Partners, LLC	First Lien – Term Loan	2/14/2024	4.75%	L + 3.75%	1.00%	496	498	496	1.1%
Total Healthcare & Pharmaceuticals							17,458	17,584	37.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
High Tech Industries
Casa Systems, Inc.	First Lien – Term Loan	12/20/2023	5.00%	L + 4.00%	1.00%	1,496	1,496	1,465	3.1%
CE Intermediate I, LLC	First Lien – Term Loan	11/10/2028	4.50%	L + 4.00%	0.50%	1,000	990	994	2.1%
ConnectWise, LLC	First Lien – Term Loan	9/29/2028	4.00%	L + 3.50%	0.50%	1,000	995	999	2.1%
Ingram Micro Inc.	First Lien – Term Loan	6/30/2028	4.00%	L + 3.50%	0.50%	995	985	997	2.1%
LogMeIn, Inc.	First Lien – Term Loan	8/31/2027	4.86%	L + 4.75%	0.11%	990	970	986	2.1%
Monotype Imaging Holdings Inc.	First Lien – Term Loan	10/9/2026	5.75%	L + 5.00%	0.75%	998	993	1,000	2.1%
Quest Software US Holdings Inc.	Second Lien – Term Loan	5/18/2026	8.38%	L + 8.25%	0.13%	610	611	611	1.3%
Rocket Software, Inc.	First Lien – Term Loan	11/28/2025	4.75%	L + 4.25%	0.50%	109	107	109	0.3%
Rocket Software, Inc.	First Lien – Term Loan	11/28/2025	4.35%	L + 4.25%	0.10%	385	381	383	0.8%
Ultra Clean Holdings, Inc.	First Lien – Term Loan	8/27/2025	3.85%	L + 3.75%	0.10%	442	440	443	1.0%
VeriFone Systems, Inc.	First Lien – Term Loan	8/20/2025	4.18%	L + 4.00%	0.18%	1,487	1,469	1,464	3.1%
Vision Solutions, Inc. (Precisely Software Incorporated)	First Lien – Term Loan	4/24/2028	4.75%	L + 4.00%	0.75%	1,496	1,489	1,496	3.2%
Watlow Electric Manufacturing Company		3/2/2028	4.25%	L + 3.75%	0.50%	347	346	347	0.7%
Total High Tech Industries							11,272	11,294	24.0%

Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien – Term Loan	11/20/2028	4.75%	L + 4.25%	0.50%	1,000	990	1,005	2.2%
Herschend Entertainment Company, LLC	First Lien – Term Loan	8/28/2028	4.25%	L + 3.75%	0.50%	201	199	201	0.4%
Sabre GLBL Inc.	First Lien – Term Loan	12/17/2027	4.00%	L + 3.50%	0.50%	277	277	274	0.6%
Sabre GLBL Inc.	First Lien – Term Loan	12/17/2027	4.00%	L + 3.50%	0.50%	442	441	437	0.9%
United AirLines, Inc.	First Lien – Term Loan	4/21/2028	4.50%	L + 3.75%	0.75%	993	988	998	2.1%
Total Hotel, Gaming & Leisure							2,895	2,915	6.2%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien – Term Loan	12/15/2028	4.00%	L + 3.50%	0.50%	1,000	990	998	2.1%
Thryv, Inc.	First Lien – Term Loan	3/2/2026	9.50%	L + 8.50%	1.00%	387	377	394	0.9%
Total Media: Advertising, Printing & Publishing							1,367	1,392	3.0%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	First Lien – Term Loan	10/16/2028	3.86%	L + 3.75%	0.09%	500	502	503	1.1%
Total Media: Broadcasting & Subscription							502	503	1.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Metals & Mining
U.S. Silica Company	First Lien – Term Loan	5/1/2025	5.00%	L + 4.00%	1.00%	496	477	486	1.0%
Total Metals & Mining							477	486	1.0%

Retail
Apro, LLC	First Lien – Term Loan	11/14/2026	4.50%	L + 3.75%	0.75%	1,340	1,331	1,342	2.9%
EG Group Limited	First Lien – Delayed Draw Loan	3/31/2026	4.75%	L + 4.25%	0.50%	995	987	1,003	2.1%
Great Outdoors Group, LLC	First Lien – Term Loan	3/6/2028	4.50%	L + 3.75%	0.75%	990	985	992	2.1%
Rent-A-Center, Inc.	First Lien – Term Loan	2/17/2028	3.75%	L + 3.25%	0.50%	587	587	587	1.3%
Total Retail							3,890	3,924	8.4%

Services: Business
Access CIG, LLC	First Lien – Term Loan	2/27/2025	3.84%	L + 3.75%	0.09%	363	362	362	0.8%
Ahead DB Holdings, LLC	First Lien – Term Loan	10/18/2027	4.50%	L + 3.75%	0.75%	995	995	998	2.1%
Artera Services, LLC	First Lien – Term Loan	3/6/2025	4.50%	L + 3.50%	1.00%	995	988	966	2.1%
Energize Holdco LLC	First Lien – Term Loan	12/8/2028	4.25%	L + 3.75%	0.50%	877	873	874	1.9%
Indy US Bidco, LLC	First Lien – Term Loan	3/6/2028	3.85%	L + 3.75%	0.10%	496	494	496	1.1%
Mermaid Bidco Inc. (Datasite)	First Lien – Term Loan	12/22/2027	4.50%	L + 3.75%	0.75%	996	993	1,000	2.1%
Phoenix Services International LLC	First Lien – Term Loan	3/3/2025	4.75%	L + 3.75%	1.00%	992	989	987	2.1%
Pitney Bowes Inc.	First Lien – Term Loan	3/17/2028	4.11%	L + 4.00%	0.11%	993	983	994	2.1%
Presidio Holdings Inc.	First Lien – Term Loan	1/22/2027	3.63%	L + 3.50%	0.13%	1,005	1,006	1,006	2.1%
Sitel Group	First Lien – Term Loan	8/28/2028	4.25%	L + 3.75%	0.50%	1,496	1,489	1,498	3.2%
Skopima Consilio Parent LLC	First Lien – Term Loan	5/12/2028	4.50%	L + 4.00%	0.50%	997	991	993	2.1%
Tempo Acquisition, LLC	First Lien – Term Loan	8/31/2028	3.50%	L + 3.00%	0.50%	998	995	1,002	2.1%
UST Global Inc	First Lien – Term Loan	11/20/2028	4.25%	L + 3.75%	0.50%	1,000	995	1,000	2.1%
Total Services: Business							12,153	12,176	25.9%

Services: Consumer
Cimpress plc	First Lien – Term Loan	5/17/2028	4.00%	L + 3.50%	0.50%	995	986	996	2.1%
WW International, Inc.	First Lien – Term Loan	4/13/2028	4.00%	L + 3.50%	0.50%	945	941	937	2.0%
Total Services: Consumer							1,927	1,933	4.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Telecommunications
Avaya Inc.	First Lien – Term Loan	12/15/2027	4.36%	L + 4.25%	0.11%	850	839	854	1.8%
CCI Buyer, Inc.	First Lien – Term Loan	12/17/2027	4.50%	L + 3.75%	0.75%	992	984	995	2.1%
ConvergeOne Holdings, Corp.	First Lien – Term Loan	1/4/2026	5.10%	L + 5.00%	0.10%	1,489	1,464	1,461	3.1%
Digi International Inc.	First Lien – Term Loan	12/22/2028	5.50%	L + 5.00%	0.50%	857	840	851	1.8%
Mavenir Systems, Inc.	First Lien – Term Loan	8/18/2028	5.25%	L + 4.75%	0.50%	1,500	1,485	1,502	3.2%
Plantronics, Inc.	First Lien – Term Loan	7/2/2025	2.60%	L + 2.50%	0.10%	1,000	988	981	2.1%
Syniverse Holdings, Inc.	Second Lien – Term Loan	3/9/2023	10.00%	L + 9.00%	1.00%	1,250	1,252	1,243	2.7%
Syniverse Holdings, Inc.	First Lien – Term Loan	3/9/2023	6.00%	L + 5.00%	1.00%	495	489	493	1.0%
Venga Finance S.a r.l.	First Lien – Term Loan	12/4/2028	5.50%	L + 4.75%	0.75%	1,000	970	983	2.1%
Zayo Group Holdings, Inc.	First Lien – Term Loan	3/9/2027	3.10%	L + 3.00%	0.10%	1,000	995	988	2.1%
Total Telecommunications							10,306	10,351	22.0%
Transportation: Cargo
Carriage Purchaser, Inc.	First Lien – Term Loan	10/31/2028	5.00%	L + 4.25%	0.75%	997	993	999	2.1%
Daseke Companies, Inc.	First Lien – Term Loan	3/9/2028	4.75%	L + 4.00%	0.75%	992	988	994	2.1%
Echo Global Logistics, Inc.	First Lien – Term Loan	11/23/2028	4.25%	L + 3.75%	0.50%	1,000	998	998	2.1%
Kenan Advantage Group, Inc.,The	Second Lien – Term Loan	9/1/2027	8.00%	L + 7.25%	0.75%	1,000	981	999	2.1%
WWEX UNI TopCo Holdings, LLC	First Lien – Term Loan	7/26/2028	5.00%	L + 4.25%	0.75%	1,210	1,198	1,214	2.7%
Total Transportation: Cargo							5,158	5,204	11.1%

Transportation: Consumer
First Student Bidco Inc.	First Lien – Term Loan	7/21/2028	3.50%	L + 3.00%	0.50%	365	363	364	0.8%
First Student Bidco Inc.	First Lien – Term Loan	7/21/2028	3.50%	L + 3.00%	0.50%	135	134	134	0.3%
Total Transportation: Consumer							497	498	1.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Utilities: Electric
PG&E Corporation	First Lien – Term Loan	6/23/2025	3.50%	L + 3.00%	0.50%	493	490	488	1.0%
Total Utilities: Electric							490	488	1.0%

Total Investments made in United States Companies							105,348	105,896	225.4%

Investments made in Luxembourg Companies
Containers, Packaging & Glass
Mar Bidco S.a r.l.	First Lien – Term Loan	6/28/2028	4.75%	L + 4.25%	0.50%	106	105	106	0.2%
Total Containers, Packaging & Glass							105	106	0.2%

Telecommunications
Zacapa S.A R.L.	First Lien – Term Loan	7/2/2025	4.72%	L + 4.50%	0.22%	992	990	995	2.1%
Total Telecommunications							990	995	2.1%

Total Investments made in Luxembourg Companies							1,095	1,101	2.3%

Total Non-controlled/Non-Affiliate Investments							$106,443	$106,997	227.7%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2021. As of December 31, 2021, rates for 1M L, 2M L, 3M L and 6M L are 0.10%, 0.15%, 0.21%, and 0.34% respectively.

(3)	Percentages are based on net assets of $46,933 thousand as of December 31, 2021.

(4)	Of the entire $139 thousand commitment to PDS Holdco Inc., $81 thousand was unfunded as of December 31, 2021.

(5)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Notes to the Consolidated Financial Statements

(in thousands, except share and per share data)

1. ORGANIZATION

Steele Creek Capital Corporation (which is referred to as the “Company”, “we”, “us” and “our”) was originally organized as MSC Capital LLC as a Delaware limited liability company on June 3, 2020. The Company commenced operations as MSC Capital LLC on July 1, 2020. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation. We are a closed-end externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) The Company has elected for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2022 we had one loan on non-accrual status. As of December 31, 2021, there were no loans in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of December 31, 2022 and December 31, 2021, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of December 31, 2022 and December 31, 2021, all of our investments were Non-Control/Non-Affiliate investments.

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

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the years ended December 31, 2022 and December 31, 2021, there were no transfers between levels.

Income Taxes - For the year ended December 31, 2022, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

The 2020 to 2022 tax years for the Company are not yet closed and remains subject to examination by U.S. Federal, state and local tax authorities.

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

Gross management fees for the year ended December 31, 2022 were $1,601 thousand. Net management fees for the year ended December 31, 2022 were $1,006 thousand. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the year ended December 31, 2022 the Investment Advisor did not earn a capital incentive fee and reversed $86 thousand of accrued income incentive fees. This reversal was necessary due to the Company’s performance in the first quarter of 2022. For the year ended December 31, 2021 capital incentive fees were $308 thousand and the Company did not earn an income incentive fee.

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

For the years ended December 31, 2022 and December 31, 2021, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the years ended December 31, 2022 and December 31, 2021 the Company waived $337 thousand and $814 thousand of management fees, respectively. This fee waiver will be re-evaluated annually.

Additionally, the Company’s performance for the year ended December 31, 2022, did not produced realized income sufficient to charge a full management fee. Therefore, the Investment Advisor waived an additional $258 thousand of management fees for the year ended December 31, 2022. For the year ended December 31, 2021, the Company’s performance produced realized income sufficient to charge a full management fee and this fee waiver was not utilized.

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

Related Party Transactions

During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company. As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets. As of December 31, 2021, affiliates owned approximately 55% of the Company representing approximately $25,901 thousand of the Company’s net assets.

For the year ended December 31, 2022, Moelis Asset, parent of the Investment Advisor, contributed $55 thousand to pay legal fees on behalf of the Company. For the year ended December 31, 2021, Moelis Asset contributed $36 thousand to pay organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the years ended December 31, 2022 and December 31, 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the years ended December 31, 2022 and December 31, 2021, the Company incurred $80 thousand and $80 thousand in directors’ fees expense, respectively. The directors’ fees were paid as of December 31, 2022 and $17 thousand were payable and included in Directors’ fees payable on the Consolidated Statement of Assets and Liabilities as of December 31, 2021. On August 13, 2021, the Board agreed to make fair value of investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

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

The following fair value hierarchy table sets forth our investments by level as of December 31, 2022:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Term Loans	$127,619	$-	$127,619	$-
Total Investments	$127,619	$-	$127,619	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2021:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Term Loans	$106,997	$-	$106,997	$-
Total Investments	$106,997	$-	$106,997	$-

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Numerator - net (loss) earnings	$(6,615)	$2,729
Denominator - weighted average shares	5,242	3,472
Net (loss) earnings per share	$(1.26)	$0.79

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital that the Company has raised, and the shares issued to investors during the year ended December 31, 2022.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2021	$45,555	4,311,321
January 7, 2022	4,395	401,369
January 21, 2022	675	61,059
February 4, 2022	725	65,809
February 18, 2022	100	9,299
March 4, 2022	374	34,875
March 18, 2022	839	80,506
Balance at March 31, 2022	$52,663	4,964,238
April 1, 2022	769	72,225
April 18, 2022	347	32,246
May 6, 2022	724	68,479
May 20, 2022	861	87,990
June 3, 2022	234	23,769
June 17, 2022	247	25,801
Balance at June 30, 2022	$55,845	5,274,748
July 1, 2022	563	61,107
July 15, 2022	672	73,722
August 5, 2022	54	5,651
August 19, 2022	347	36,028
September 2, 2022	30	3,137
September 16, 2022	360	37,871
Balance at September 30, 2022	$57,871	5,492,264
October 7, 2022	247	27,315
October 21, 2022	24	2,622
November 4, 2022	500	55,044
November 18, 2022	165	18,107
December 2, 2022	190	20,829
December 16, 2022	244	26,892
Balance at December 31, 2022	$59,241	5,643,073

The table below summarizes the capital the Company has raised and the shares issued to investors during the year ended December 31, 2021.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2020	$27,107	2,633,228
March 4, 2021	600	54,898
March 19, 2021	200	18,268
Balance at March 31, 2021	27,907	2,706,394
April 5, 2021	525	48,062
April 16, 2021	500	45,400
June 4, 2021	10,699	974,744
June 18, 2021	84	7,616
Balance at June 30, 2021	39,715	3,782,216
July 1, 2021	365	33,155
July 16, 2021	649	58,735
August 6, 2021	730	66,097
August 19, 2021	500	45,818
September 3, 2021	124	11,263
September 17, 2021	50	4,547
Balance at September 30, 2021	42,133	4,001,831
October 1, 2021	25	2,269
October 15, 2021	1,550	140,153
November 5, 2021	1,072	96,454
November 19, 2021	300	27,189
December 3, 2021	200	18,325
December 17, 2021	275	25,100
Balance at December 31, 2021	$45,555	4,311,321

During the year ended December 31, 2022, the Company issued 1,331,752 shares, with an aggregate purchase price $13,686 thousand. During the year ended December 31, 2021, the Company issued 1,678,093 shares, with an aggregate purchase price of $18,448 thousand.

As of December 31, 2022 and December 31, 2021, the Company had 5,643,073 and 4,311,321 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

The revolving period of the BNP Credit Facility ends on October 28, 2025, unless terminated earlier by the Company. The maturity date of the BNP Credit Facility is the earliest to occur of (a) October 28, 2026, and (b) the date on which the BNP gives notice to the Company, the Collateral Manager and the Equityholder following the occurrence of and during the continuation of an Event of Default that the entire Outstanding Principal Amount of Loans shall be due and payable. The stated maturity of October 28, 2026 may not be extended.

As of December 31, 2022 and December 31, 2021, there was $83,150 thousand and $70,380 thousand outstanding, respectively, and $11,850 thousand and $9,620 thousand available, respectively, to be drawn under the BNP Credit Facility. As of December 31, 2022 and December 31, 2021, the BNP Credit Facility had a fair value of $83,150 thousand and $70,380 thousand, respectively and a weighted average interest rate of 3.17% and 1.84%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2022 and December 31, 2021, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the years ended December 31, 2022 and December 31, 2021, we incurred interest and debt financing expenses of $2,794 thousand and $1,134 thousand, respectively, on the BNP Credit Facility. The average debt outstanding for the years ended December 31, 2022 and December 31, 2021 was $82,092 thousand and $53,173 thousand, respectively.

8. TAX MATTERS

Return of Capital Statement of Position (ROCSOP) Adjustment:

Taxable income may differ from U.S. GAAP income. These differences can be temporary or permanent in nature. To the extent they are permanent, they are charged or credited against paid in capital and distributable earnings in the period the differences arise.

During the year ended December 31, 2022, the Company recorded reclassifications for permanent book to tax differences. The permanent differences increased ordinary income by $549 thousand and reduced capital gains by $549 thousand. This reclassification had no effect on net assets.

The Company declared the following dividends (in thousands).

Dividend	Declaration Date	Record Date	Payment Date
$436	February 16, 2021	February 18, 2021	April 13, 2021
464	May 17, 2021	May 19, 2021	July 13, 2021
653	August 16,2021	August 18, 2021	October 12, 2021
707	November 15, 2021	November 17, 2021	January 14, 2022
400	December 29, 2021	December 31, 2021	January 14, 2022
800	February 14, 2022	February 16, 2022	April 12, 2022
815	May 17, 2022	May 19, 2022	July 14, 2022
772	August 16, 2022	August 18, 2022	October 13, 2022
760	November 14, 2022	November 16, 2022	January 17, 2023
597	December 21, 2022	December 23, 2022	January 17, 2023
$6,404

The below table reflects the per share distribution including IRC Section 67 expenses deemed paid as of December 31, 2022 and 2021:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Ordinary income	$0.70	$0.78
Section 67 expenses	0.19	0.29
Total	$0.89	$1.07

As of December 31, 2022 and 2021, the components of Accumulated Earnings (losses) on a tax basis were as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Distributable earnings / accumulated losses on a tax basis
Undistributed ordinary income	$-	$345
Undistributed long-term capital gains	-	4
Unrealized appreciation (depreciation)	(9,478)	554
Other temporary differences	(525)	(547)
Total distributable earnings (accumulated losses)	$(10,003)	$356

Excise Tax

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2022 and the year ended December 31, 2021, we did not accrue an expense for U.S. federal excise tax.

Tax Basis of Investments

As of December 31, 2022, the estimated cost basis of investments for U.S. Federal tax purposes was approximately $13 higher than book cost due to wash sales. As of December 31, 2021 the estimated cost basis of investments for U.S. federal tax purposes was approximately equal to book cost.

Qualified Interest Related Dividends Percentage

For the years ended December 31, 2022 and December 31, 2021, the Company designated 83.3% and 56.2%, respectively, of dividends declared and paid from net investment income as interest related dividends under IRC Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

For the years ended December 31, 2022 and December 31, 2021, the Company designated 17.6% and 74.1%, respectively, of dividends declared and paid from ordinary income as short-term capital gain dividends under IRC Section 871(k)(2)(c).

9. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of December 31, 2022 and December 31, 2021, the Company had unfunded commitments of $74 thousand and $2,051 thousand, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of December 31, 2022. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

10. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Year ended December 31, 2022	Year ended December 31, 2021	Period July 1, 2020 (commencement of operations) to December 31, 2020
Per share data:
Net asset value at beginning of period	$10.90	$10.76	$-
Net investment income (1)	0.59	0.19	(0.21)
Net realized gain (1)	0.06	0.69	0.36
Net change in unrealized (depreciation) (1)	(1.91)	(0.09)	0.44
Net (decrease) increase in net assets resulting from operations (1)	(1.26)	0.79	0.59
Stockholder distributions from income (2)	(0.71)	(0.76)	(0.16)
Issuance of common shares	-	-	10.29
Other (3)	-	0.11	0.04
Net asset value at end of period	$8.93	$10.90	$10.76

Net assets at end of period	$50,375	$46,993	$28,340
Shares outstanding at end of period	5,643,073	4,311,321	2,633,228
Total return (2)	(11.94)%	8.54%	9.24%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	11.85%	12.01%	11.66%
Ratio of net expenses including waivers and reversals to average net assets (4)	10.64%	9.88%	9.73%
Ratio of net investment income to average net assets (4)	6.21%	1.74%	(2.30)%

Portfolio turnover (5)	107.3%	612.5%	359.5%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Ratios are annualized.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On January 3, 2023, the Company issued and sold 38,579 shares of its common stock to certain investors for an aggregate offering price of $344 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On February 1, 2023, the Company issued and sold 5,299 shares of its common stock to certain investors for an aggregate offering price of $50 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 1, 2023, the Company issued and sold 23,458 shares of its common stock to certain investors for an aggregate offering price of $221 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

As of March 29, 2023, the Investment Advisor has received requests to tender approximately 114 thousand shares of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Form of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

4.1*	Description of Securities

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.2	Form of Waiver Letter Agreement to the Investment Advisory Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.4	Form of Custody Agreement (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.5	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.6	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56189) filed on November 24, 2020).

10.8	Form of Dealer Manager Agreement (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56189) filed on December 23, 2020).

10.9	Credit Agreement with BNP Paribas (Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56189) filed on December 23, 2020).

10.10	Third Amendment To The Credit Agreement with BNP Paribas (Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K (File No. 000-56189) filed on March 23, 2022).

10.11	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q (File No. 000-56189) filed on August 15, 2022).

14.1*	Code of Ethics

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: March 29, 2023	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: March 29, 2023	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)