Form 10-Q
period 2023-03-31
Steele Creek Capital Corp
filed 2023-05-15
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the registrant had 5,663,023 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $136,253 and $137,084, respectively)	$128,455	$127,619
Cash	6,601	4,693
Receivable for investments sold	10,476	18,277
Prepaid expenses and other assets	160	218
Interest receivable	661	363
Total assets	$146,353	$151,170

Liabilities
Credit facility	81,900	83,150
Payable for investments purchased	10,016	15,253
Management fees payable	320	319
Interest payable	15	28
Incentive fees payable	67	24
Accounts payable and accrued expenses	574	664
Distributions payable	1,067	1,357
Total liabilities	93,959	100,795

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 5,710,410 shares authorized, 5,710,410 and 5,643,073 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	60,987	60,372
Total distributable (deficit)	(8,599)	(10,003)
Total net assets	$52,394	$50,375

Total liabilities and net assets	$146,353	$151,170

Net asset value per share	$9.18	$8.93

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$3,217	$1,471
Total investment income	3,217	1,471

Expenses:
Management fees	372	431
Interest and debt financing expenses	1,302	346
Professional fees	95	78
Incentive fees	76	(110)
Administration expenses	58	48
Directors’ fees	20	20
Custody fees	12	7
Other general and administrative expenses	119	169
Total expenses	2,054	989
Less: management fees waived	(52)	(210)
Less: incentive fees waived	(8)	-
Net expenses	1,994	779
Net investment income	1,223	692

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	(418)	107
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	1,666	(1,265)

Total net realized and unrealized gain (loss) on investments	1,248	(1,158)

Net increase (decrease) in net assets resulting from operations	$2,471	$(466)

Per share data:
Net investment income per share - basic and diluted	$0.21	$0.14
Net increase (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.43	$(0.10)
Weighted average shares outstanding - basic and diluted	5,692	4,802

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Operations
Net investment income	$1,223	$692
Net realized (loss) gain on investments	(418)	107
Net change in unrealized appreciation (depreciation) on investments	1,666	(1,265)
Net increase (decrease) in net assets resulting from operations	2,471	(466)

Distributions to Stockholders
Distributions of realized income	(1,067)	(800)

Capital Share Transactions
Issuance of common shares	615	7,108

Net Assets
Net increase in net assets during the period	2,019	5,842
Net assets at beginning of period	50,375	46,993
Net assets at end of period	52,394	52,835

Capital Share Activity
Issuance of common shares	67	653
Shares issued and outstanding at beginning of period	5,643	4,311
Shares issued and outstanding at end of period	5,710	4,964

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,471	$(466)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(49,931)	(72,716)
Proceeds from sales of investments and paydowns	50,480	50,157
Payment in-kind interest income	(18)	-
Amortization of premium/accretion of discount, net	(119)	(57)
Net realized loss (gain) on investments	418	(107)
Net change in unrealized (appreciation) depreciation on investments	(1,666)	1,265
Changes in operating assets and liabilities:
Receivable for investments sold	7,801	32,565
Prepaid expenses and other assets	58	(831)
Interest receivable	(298)	(26)
Payable for investments purchased	(5,237)	(22,048)
Management fees payable	1	(49)
Interest payable	(13)	(7)
Incentive fees payable	43	(309)
Accounts payable and accrued expenses	(90)	74
Net cash provided by (used in) operating activities	3,900	(12,555)

Cash flows from financing activities:
Proceeds from issuance of common shares	615	7,108
Proceeds from issuance of debt	750	5,620
Repayments on debt	(2,000)	-
Stockholder distributions paid	(1,357)	(1,107)
Net cash (used in) provided by financing activities	(1,992)	11,621

Net increase (decrease) in Cash	1,908	(934)
Cash, beginning of period	4,693	8,449
Cash, end of period	$6,601	$7,515

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$1,316	$353

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments - 245.2% of Shareholder’s Equity (3)
Investments made in United States Companies
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	8.76%	S + 4.00%	4.76%	860	$856	$843	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	7/8/2027	10.59%	L + 5.75%	4.84%	519	508	323	0.6%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	10.40%	S + 5.50%	4.90%	923	891	850	1.6%
Peraton Corp.	First Lien - Term Loan	2/1/2028	8.59%	L + 3.75%	4.84%	962	959	951	1.8%
Propulsion (BC) Midco SARL	First Lien - Term Loan	9/14/2029	8.90%	S + 4.00%	4.90%	998	994	982	1.9%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.)	First Lien - Term Loan	1/15/2027	9.18%	S + 4.50%	4.68%	498	484	498	1.0%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2028	8.34%	L + 3.50%	4.84%	990	986	987	1.9%
Total Aerospace & Defense							5,678	5,434	10.4%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	9.42%	S + 4.61%	4.81%	1,476	1,470	1,438	2.8%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.25%	S + 5.43%	4.82%	2,244	2,157	2,160	4.1%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	9.82%	S + 5.00%	4.82%	985	985	951	1.8%
Holley Inc.	First Lien - Term Loan	11/17/2028	8.91%	L + 3.75%	5.16%	927	928	772	1.5%
Total Automotive							5,540	5,321	10.2%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	2/22/2028	7.66%	S + 2.85%	4.81%	499	494	497	1.0%
AssuredPartners, Inc.	First Lien - Term Loan	2/12/2027	8.31%	S + 3.50%	4.81%	990	988	981	1.9%
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/2027	8.21%	L + 3.50%	4.71%	1,094	1,083	1,073	2.0%
Blackstone Mortgage Trust, Inc.	First Lien - Term Loan	5/9/2029	8.31%	S + 3.50%	4.81%	847	836	779	1.5%
Citadel Securities LP	First Lien - Term Loan	2/2/2028	7.42%	S + 2.61%	4.81%	1,237	1,200	1,229	2.4%
Cushman & Wakefield U.S. Borrower, LLC	First Lien - Term Loan	1/31/2030	8.16%	S + 3.35%	4.81%	500	490	484	0.9%
Deerfield Dakota Holding, LLC	First Lien - Term Loan	4/9/2027	8.56%	S + 3.75%	4.81%	990	986	961	1.8%
DRW Holdings, LLC	First Lien - Term Loan	3/1/2028	8.59%	L + 3.75%	4.84%	531	529	521	1.0%
FinCo I LLC	First Lien - Term Loan	6/27/2025	7.34%	L + 2.50%	4.84%	368	369	369	0.7%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	12/12/2029	8.15%	S + 3.25%	4.90%	114	112	113	0.2%
IMA Financial Group, Inc.	First Lien - Term Loan	11/1/2028	8.34%	L + 3.50%	4.84%	494	488	484	0.9%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	7.59%	L + 2.75%	4.84%	982	975	969	1.8%
KREF Holdings X LLC	First Lien - Term Loan	9/1/2027	8.31%	L + 3.50%	4.81%	494	494	451	0.9%
LendingTree, Inc.	First Lien - Term Loan	9/15/2028	8.60%	L + 3.75%	4.85%	1,489	1,477	1,284	2.5%
Minotaur Acquisition, Inc.	First Lien - Term Loan	3/27/2026	9.56%	S + 4.75%	4.81%	197	189	192	0.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Newport Parent, Inc.	First Lien - Term Loan	12/10/2027	11.34%	L + 6.50%	4.84%	821	797	810	1.5%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	13.67%	S + 8.85%	4.82%	1,000	981	986	1.9%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.59%	L + 2.75%	4.84%	987	959	951	1.8%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2024	9.41%	L + 4.25%	5.16%	698	696	519	1.0%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2025	8.41%	S + 3.60%	4.81%	1,583	1,570	1,554	3.0%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/2027	7.91%	S + 3.10%	4.81%	490	492	490	0.9%
Total Banking, Finance, Insurance & Real Estate							16,205	15,697	30.0%

Capital Equipment
American Trailer World Corp.	First Lien - Term Loan	3/3/2028	8.66%	S + 3.85%	4.81%	679	673	595	1.2%
DMT Solutions Global Corporation	First Lien - Term Loan	7/2/2024	12.82%	L + 7.50%	5.32%	673	674	640	1.2%
DS Parent, Inc.	First Lien - Term Loan	12/10/2028	10.64%	S + 5.75%	4.89%	938	913	908	1.7%
Energy Acquisition LP	First Lien - Term Loan	6/26/2025	9.09%	L + 4.25%	4.84%	1,156	1,146	1,063	2.0%
Novae LLC	First Lien - Term Loan	12/22/2028	9.70%	S + 5.25%	4.45%	1,982	1,929	1,720	3.3%
Total Capital Equipment							5,335	4,926	9.4%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	8.18%	S + 3.50%	4.68%	207	205	205	0.4%
Bakelite UK Intermediate Ltd.	First Lien - Term Loan	5/29/2029	9.05%	S + 4.15%	4.90%	993	988	949	1.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
DCG Acquisition Corp.	First Lien - Term Loan	9/30/2026	9.41%	S + 4.60%	4.81%	1,225	1,226	1,191	2.3%
H.B. Fuller Company	First Lien - Term Loan	2/15/2030	7.31%	S + 2.50%	4.81%	119	119	120	0.2%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2028	7.92%	L + 3.25%	4.67%	494	492	490	0.9%
Total Chemicals, Plastics, & Rubber							3,030	2,955	5.6%

Construction & Building
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	4/27/2027	9.92%	S + 5.25%	4.67%	744	730	735	1.4%
Janus International Group, LLC	First Lien - Term Loan	2/12/2025	8.09%	L + 3.25%	4.84%	821	822	812	1.6%
Michael Baker International, LLC	First Lien - Term Loan	12/1/2028	9.84%	L + 5.00%	4.84%	988	979	969	1.8%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	9.16%	S + 4.35%	4.81%	1,241	1,208	1,238	2.4%
Total Construction & Building							3,739	3,754	7.2%

Consumer Goods: Durable
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.)	First Lien - Term Loan	12/14/2026	9.76%	S + 5.00%	4.76%	998	988	933	1.8%
Hunter Douglas Holding B.V.	First Lien - Term Loan	2/26/2029	8.37%	S + 3.50%	4.87%	993	988	897	1.7%
LHS Borrower, LLC	First Lien - Term Loan	2/16/2029	9.66%	S + 4.85%	4.81%	659	653	538	1.0%
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	8.91%	L + 3.75%	5.16%	430	430	352	0.7%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	9.41%	L + 4.25%	5.16%	988	985	881	1.7%
Total Consumer Goods: Durable							4,044	3,601	6.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	8.91%	L + 3.75%	5.16%	1,135	1,130	1,044	2.0%
Total Consumer Goods: Non-Durable							1,130	1,044	2.0%

Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/2026	9.56%	L + 4.75%	4.81%	487	486	488	0.9%
Pactiv Evergreen Inc.	First Lien - Term Loan	9/22/2028	8.09%	L + 3.25%	4.84%	987	963	976	1.9%
Plaze, Inc.	First Lien - Term Loan	8/3/2026	8.59%	L + 3.75%	4.84%	659	652	608	1.1%
Sabert Corporation	First Lien - Term Loan	12/10/2026	9.38%	L + 4.50%	4.88%	987	985	985	1.9%
Total Containers, Packaging & Glass							3,086	3,057	5.8%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	8.35%	L + 3.50%	4.85%	958	955	952	1.8%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/2027	9.66%	L + 4.50%	5.16%	877	859	872	1.7%
Total Energy: Electricity							1,814	1,824	3.5%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/14/2028	8.56%	L + 3.75%	4.81%	670	674	664	1.3%
CQP Holdco LP	First Lien - Term Loan	6/5/2028	8.66%	L + 3.50%	5.16%	1,228	1,224	1,222	2.3%
Delek US Holdings, Inc.	First Lien - Term Loan	11/19/2029	8.41%	S + 3.60%	4.81%	629	605	615	1.2%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/2026	9.59%	L + 4.75%	4.84%	500	493	490	0.9%
Traverse Midstream Partners LLC	First Lien - Term Loan	2/16/2028	8.73%	S + 3.85%	4.88%	412	409	407	0.8%
Total Energy: Oil & Gas							3,405	3,398	6.5%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	First Lien - Term Loan	4/20/2028	8.63%	L + 3.75%	4.88%	983	975	951	1.8%
Total Forest Products & Paper							975	951	1.8%

Healthcare & Pharmaceuticals
Agiliti Health, Inc.	First Lien - Term Loan	1/4/2026	7.44%	L + 2.75%	4.69%	715	714	714	1.4%
Alvogen Pharma US, Inc.	First Lien - Term Loan	12/31/2023	10.15%	S + 5.25%	4.90%	913	913	861	1.6%
Amneal Pharmaceuticals	First Lien - Term Loan	5/4/2025	8.38%	L + 3.50%	4.88%	995	921	948	1.8%
ANI Pharmaceuticals, Inc.	First Lien - Term Loan	11/19/2027	10.84%	L + 6.00%	4.84%	988	977	968	1.8%
ASP Navigate Acquisition Corp.	First Lien - Term Loan	10/6/2027	9.36%	L + 4.50%	4.86%	985	985	966	1.8%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	9.30%	S + 4.40%	4.90%	248	241	183	0.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Aveanna Healthcare LLC	First Lien - Term Loan	7/17/2028	8.70%	L + 3.75%	4.95%	428	427	365	0.7%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	9.30%	L + 4.50%	4.80%	988	984	948	1.8%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/1/2024	9.34%	L + 4.50%	4.84%	888	877	825	1.6%
CCRR Parent, Inc.	First Lien - Term Loan	3/6/2028	8.60%	L + 3.75%	4.85%	980	977	949	1.8%
Confluent Health, LLC	First Lien - Delayed Draw Loan	11/30/2028	8.63%	L + 4.00%	4.63%	170	170	139	0.3%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	8.84%	L + 4.00%	4.84%	779	776	637	1.2%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	9.09%	L + 4.25%	4.84%	1,224	1,223	1,158	2.2%
Global Medical Response, Inc.	First Lien - Term Loan	10/2/2025	9.24%	L + 4.25%	4.99%	489	483	346	0.7%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	9.66%	S + 4.85%	4.81%	946	940	920	1.8%
Help at Home, LLC	First Lien - Term Loan	10/29/2027	9.81%	S + 5.00%	4.81%	1,003	989	978	1.9%
Help at Home, LLC	First Lien - Delayed Draw Loan	10/29/2027	9.81%	S + 5.00%	4.81%	127	125	124	0.2%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	9.69%	S + 5.01%	4.68%	983	968	875	1.7%
PDS Holdco Inc.	First Lien - Term Loan	8/18/2028	9.34%	L + 4.50%	4.84%	1,344	1,339	1,245	2.4%
PDS Holdco Inc.	First Lien - Delayed Draw Loan	8/18/2028	9.34%	L + 4.50%	4.84%	137	137	127	0.2%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/11/2025	8.90%	S + 4.00%	4.90%	1,004	998	973	1.9%
Sotera Health Holdings, LLC	First Lien - Term Loan	12/11/2026	8.82%	S + 3.75%	5.07%	220	214	217	0.4%
TTF Holdings, LLC	First Lien - Term Loan	3/31/2028	8.88%	L + 4.00%	4.88%	635	631	634	1.2%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/2028	8.91%	L + 4.25%	4.66%	1,097	1,092	1,060	2.0%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	10.16%	S + 5.35%	4.81%	988	982	930	1.8%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/30/2026	8.34%	L + 3.50%	4.84%	418	416	417	0.8%
Zotec Partners, LLC	First Lien - Term Loan	2/14/2024	8.91%	L + 3.75%	5.16%	998	972	927	1.8%
Total Healthcare & Pharmaceuticals							20,471	19,434	37.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
High Tech Industries
Casa Systems, Inc.	First Lien - Term Loan	12/20/2023	8.84%	L + 4.00%	4.84%	1,474	1,474	1,233	2.3%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	8.86%	L + 4.00%	4.86%	990	982	955	1.8%
Ingram Micro Inc.	First Lien - Term Loan	6/30/2028	8.66%	L + 3.50%	5.16%	983	975	978	1.9%
LogMeIn, Inc.	First Lien - Term Loan	8/31/2027	9.59%	L + 4.75%	4.84%	978	962	563	1.1%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/2026	9.90%	S + 5.00%	4.90%	722	719	714	1.4%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	9.08%	S + 4.40%	4.68%	1,493	1,480	1,226	2.3%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	8.96%	L + 4.00%	4.96%	1,381	1,369	1,197	2.3%
Vision Solutions, Inc. (Precisely Software Incorporated)	First Lien - Term Loan	4/24/2028	8.82%	L + 4.00%	4.82%	984	982	878	1.7%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	8.43%	S + 3.75%	4.68%	343	342	337	0.6%
Total High Tech Industries							9,285	8,081	15.4%

Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	9.09%	L + 4.25%	4.84%	990	982	988	1.9%
ClubCorp Holdings, Inc.	First Lien - Term Loan	9/18/2024	7.48%	L + 2.75%	4.73%	496	485	475	0.9%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/27/2029	8.81%	S + 4.00%	4.81%	990	989	977	1.9%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/28/2028	8.63%	L + 3.75%	4.88%	198	197	198	0.4%
Kingpin Intermediate Holdings LLC	First Lien - Term Loan	2/8/2028	8.31%	S + 3.50%	4.81%	178	177	178	0.3%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.34%	L + 3.50%	4.84%	436	436	371	0.7%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.34%	L + 3.50%	4.84%	274	273	233	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	6/30/2028	9.91%	S + 5.10%	4.81%	356	340	307	0.6%
Scientific Games International, Inc.	First Lien - Term Loan	4/16/2029	7.96%	S + 3.10%	4.86%	993	986	987	1.9%
Total Hotel, Gaming & Leisure							4,865	4,714	9.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	8.41%	S + 3.60%	4.81%	990	982	942	1.8%
Thryv, Inc.	First Lien - Term Loan	3/1/2026	13.34%	L + 8.50%	4.84%	965	962	961	1.8%
Total Media: Advertising, Printing & Publishing							1,944	1,903	3.6%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.43%	L + 3.75%	4.68%	500	501	494	0.9%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	8.66%	S + 3.85%	4.81%	744	725	679	1.3%
Total Media: Broadcasting & Subscription							1,226	1,173	2.2%

Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	8.76%	L + 3.75%	5.01%	1,323	1,317	1,301	2.5%
EG Group Limited	First Lien - Delayed Draw Loan	3/31/2026	9.09%	L + 4.25%	4.84%	987	981	947	1.8%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	8.59%	L + 3.75%	4.84%	978	974	967	1.8%
IRB Holding Corp.	First Lien - Term Loan	12/15/2027	7.91%	S + 3.10%	4.81%	296	293	292	0.6%
Rent-A-Center, Inc.	First Lien - Term Loan	2/17/2028	8.13%	L + 3.25%	4.88%	551	551	547	1.0%
Total Retail							4,116	4,054	7.7%

Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/2027	8.91%	L + 3.75%	5.16%	983	983	967	1.8%
Artera Services, LLC	First Lien - Term Loan	3/6/2025	8.66%	L + 3.50%	5.16%	983	979	837	1.6%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	10.43%	S + 5.75%	4.68%	993	970	963	1.8%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	9.43%	S + 4.75%	4.68%	1,125	1,105	1,048	2.0%
Energize Holdco LLC	First Lien - Term Loan	12/8/2028	8.59%	L + 3.75%	4.84%	868	865	845	1.6%
Indy US Bidco, LLC	First Lien - Term Loan	3/6/2028	8.59%	L + 3.75%	4.84%	490	488	416	0.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	8.30%	L + 3.50%	4.80%	984	981	959	1.8%
Misys Limited	First Lien - Term Loan	6/13/2024	8.33%	L + 3.50%	4.83%	986	987	926	1.8%
Phoenix Services International LLC	First Lien - Term Loan	5/29/2023	16.81%	S + 12.00%	4.81%	346	346	333	0.6%
Phoenix Services International LLC (4)	First Lien - Term Loan	3/1/2025	-	-	-	1,134	1,130	119	0.2%
Phoenix Services International LLC	First Lien - Term Loan	5/29/2023	16.81%	S + 12.00%	4.81%	154	154	149	0.3%
Pitney Bowes Inc.	First Lien - Term Loan	3/17/2028	8.92%	S + 4.11%	4.81%	980	973	942	1.8%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/2027	8.18%	S + 3.50%	4.68%	992	992	988	1.9%
Sitel Group	First Lien - Term Loan	8/28/2028	8.60%	L + 3.75%	4.85%	1,478	1,472	1,462	2.8%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	8.84%	L + 4.00%	4.84%	985	981	923	1.8%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	7.81%	S + 3.00%	4.81%	985	983	985	1.9%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.67%	S + 3.86%	4.81%	988	984	983	1.9%
VM Consolidated, Inc.	First Lien - Term Loan	3/24/2028	8.09%	L + 3.25%	4.84%	2	2	2	0.0%
Total Services: Business							15,375	13,847	26.4%

Services: Consumer
WW International, Inc.	First Lien - Term Loan	4/13/2028	8.35%	L + 3.50%	4.85%	945	942	552	1.1%
Total Services: Consumer							942	552	1.1%

Telecommunications
CCI Buyer, Inc.	First Lien - Term Loan	12/17/2027	8.90%	S + 4.00%	4.90%	980	973	969	1.8%
Ciena Corporation	First Lien - Term Loan	1/18/2030	7.19%	S + 2.50%	4.69%	1,000	996	1,001	1.9%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/2026	9.84%	L + 5.00%	4.84%	1,469	1,453	897	1.7%
Digi International Inc.	First Lien - Term Loan	11/1/2028	9.84%	L + 5.00%	4.84%	750	738	748	1.4%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	8.68%	S + 4.00%	4.68%	297	291	294	0.6%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	9.65%	L + 4.75%	4.90%	1,307	1,297	920	1.8%
Maxar Technologies Inc.	First Lien - Term Loan	6/14/2029	9.16%	S + 4.35%	4.81%	993	952	993	1.9%
Patagonia Holdco LLC	First Lien - Term Loan	8/1/2029	10.47%	S + 5.75%	4.72%	498	412	415	0.8%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.90%	S + 7.00%	4.90%	995	961	886	1.7%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	7.84%	L + 3.00%	4.84%	1,000	997	818	1.6%
Total Telecommunications							9,070	7,941	15.2%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	9/30/2028	9.09%	L + 4.25%	4.84%	985	982	947	1.8%
Daseke Companies, Inc.	First Lien - Term Loan	3/9/2028	8.85%	L + 4.00%	4.85%	980	977	976	1.9%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.34%	L + 3.50%	4.84%	990	988	963	1.8%
Kenan Advantage Group, Inc.,The	Second Lien - Term Loan	9/1/2027	12.09%	L + 7.25%	4.84%	1,000	985	935	1.8%
Total Transportation: Cargo							3,932	3,821	7.3%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	12/1/2027	7.01%	L + 2.25%	4.76%	611	594	612	1.2%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.14%	L + 3.00%	5.14%	361	359	346	0.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.14%	L + 3.00%	5.14%	135	134	129	0.2%
Lakeland Tours, LLC	Second Lien - Term Loan	9/25/2025	10.83%	L + 6.00%	4.83%	747	651	664	1.3%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/16/2029	8.61%	S + 3.85%	4.76%	636	634	625	1.2%
United AirLines, Inc.	First Lien - Term Loan	4/21/2028	8.57%	L + 3.75%	4.82%	980	976	975	1.9%
Total Transportation: Consumer							3,348	3,351	6.4%

Utilities: Electric
PG&E Corporation	First Lien - Term Loan	6/23/2025	7.88%	L + 3.00%	4.88%	486	485	486	0.9%
Total Utilities: Electric							485	486	0.9%

Total Investments made in United States Companies							129,040	121,319	231.6%

Investments made in Ireland Companies
Aerospace & Defense
Setanta Aircraft Leasing DAC	First Lien - Term Loan	11/2/2028	7.16%	L + 2.00%	5.16%	1,500	1,496	1,502	2.9%
Total Aerospace & Defense							1,496	1,502	2.9%

Services: Consumer
Cimpress plc	First Lien - Term Loan	5/17/2028	8.34%	L + 3.50%	4.84%	983	975	944	1.8%
Total Services: Consumer							975	944	1.8%

Total Investments made in Ireland Companies							2,471	2,446	4.7%
Investments made in Luxembourg Companies
Containers, Packaging & Glass
Mar Bidco S.a r.l.	First Lien - Term Loan	7/7/2028	9.46%	L + 4.30%	5.16%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Telecommunications
Venga Finance S.a r.l.	First Lien - Term Loan	6/28/2029	9.70%	L + 4.75%	4.95%	995	968	953	1.8%
Zacapa S.a r.l.	First Lien - Term Loan	3/22/2029	8.90%	S + 4.00%	4.90%	1,477	1,474	1,449	2.8%
Total Telecommunications							2,442	2,402	4.6%

Total Investments made in Luxembourg Companies							2,456	2,415	4.6%

Investments made in United Kingdom Companies
Banking, Finance, Insurance & Real Estate
HIG Finance 2 Limited	First Lien - Term Loan	11/12/2027	8.13%	L + 3.25%	4.88%	1,470	1,470	1,457	2.8%
Total Banking, Finance, Insurance & Real Estate							1,470	1,457	2.8%

Chemicals, Plastics, & Rubber
Ineos US Finance LLC	First Lien - Term Loan	2/19/2030	8.41%	S + 3.60%	4.81%	205	203	204	0.4%
Ineos Quattro Holdings UK Limited	First Lien - Term Loan	3/1/2030	8.66%	S + 3.85%	4.81%	119	118	119	0.2%
Total Chemicals, Plastics, & Rubber							321	323	0.6%

Media: Broadcasting & Subscription
Virgin Media Bristol LLC	First Lien - Term Loan	3/31/2031	8.11%	S + 3.35%	4.76%	500	495	495	0.9%
Total Media: Broadcasting & Subscription							495	495	0.9%

Total Investments made in United Kingdom Companies							2,286	2,275	4.3%

Total Non-controlled/Non-Affiliated Investments							$136,253	$128,455	245.2%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at March 31, 2023. As of March 31, 2023, rates for 1M L, 3M L, 6M L, and 12M L are 4.86%, 5.19%, 5.31%, and 5.31% respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of March 31, 2023, rates for 1M S, 3M S, 6M S, and 12M S are 4.80%, 4.91%, 4.90, and 4.73% respectively.
(3)	Percentages are based on net assets of $52,394 thousand as of March 31, 2023.

(4)	Investment or a portion of the investment was on non-accrual status as of March 31, 2023.

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
Non-controlled/Non-Affiliated Investments -253.30% of Shareholder’s Equity (3)
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

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Netherland Companies
Hotel, Gaming & Leisure
Playa Resorts Holding B.V.	First Lien - Term Loan	1/5/2029	8.58%	S + 4.25%	4.33%	1,000	965	977	1.9%
Total Hotel, Gaming & Leisure							965	977	1.9%

Total Investments made in Netherland Companies							$965	$977	1.9%

Investments made in United Kingdom Companies
Banking, Finance, Insurance & Real Estate
HIG Finance 2 Limited	First Lien - Term Loan	11/12/2027	7.69%	L + 3.25%	4.44%	1,474	1,474	1,438	2.9%
Total Banking, Finance, Insurance & Real Estate							1,474	1,438	2.9%

Total Investments made in United Kingdom Companies							$1,474	$1,438	2.9%

Total Non-controlled/Non-Affiliated Investments							$137,084	$127,619	253.3%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2022. As of December 31, 2022, rates for 1M L, 3M L, 6M L, and 12M L are 4.39%, 4.77%, 5.14%, and 5.48% respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of December 31, 2022, rates for 1M S, 3M S, 6M S, and 12M S are 4.36%, 4.59%, 4.78, and 4.87% respectively.
(3)	Percentages are based on net assets of $50,375 thousand as of December 31, 2022.
(4)	Of the entire $170 thousand commitment to Confluent Health, LLC, $74 thousand was unfunded as of December 31, 2022.
(5)	Investment or a portion of the investment was on non-accrual status as of December 31, 2022.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated. Financial statements are prepared in accordance with GAAP for financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the period presented, have been included. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”).

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three months ended March 31, 2023, there was one loan on non-accrual status. For the three months ended March 31, 2022, there were no loans in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of March 31, 2023, and December 31, 2022, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

Earnings per share - The Company calculates earnings per share by dividing the net increase or decrease in net assets resulting from operations by the weighted average shares for the period.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliated of a company if we own 5% or more of the voting securities of such company. As of March 31, 2023 and December 31, 2022, all of our investments were Non-Controlled/Non-Affiliated investments.

Valuation of Investments - We value our investments in accordance with the 1940 Act and ASC Topic 820 – Fair Value Measurement and Disclosures, (“ASC Topic 820”) as determined in good faith by our Board based on the input of our Investment Advisor, the respective independent valuation firms, and the Audit Committee. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the accompanying Consolidated Statement of Operations as “net change in unrealized appreciation on non-controlled/non-affiliated company investments.” Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Publicly-traded investments in active markets are reported at the market closing price. Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliate company investments” in the Consolidated Statement of Operations.

We value our investments in accordance with the Investment Advisor’s valuation policy. Valuations are prepared by the Investment Advisor and approved by the CFO of the Company for each accounting close.

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the three months ended March 31, 2023 and March 31, 2022 there were no transfers between levels.

Income Taxes - For the three months ended March 31, 2023 and March 31, 2022, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

The 2020 to 2022 tax years for the Company are not yet closed and remain subject to examination by U.S. Federal, state and local tax authorities.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04,“Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022 the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848 which, extended the effective date of Topic 848 from December 31, 2022 to December 31, 2024.  The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables -Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The adoption of ASU 2022-02 did not have a material impact on the consolidated financial statements.

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

Gross and net management fees for the three months ended March 31, 2023 were $372 thousand and $320 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

Gross and net management fees for the three months ended March 31, 2022 were $431 thousand and $221 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three months ended March 31, 2023, the Investment Advisor earned a gross income incentive fee of $76 thousand and did not earn a capital incentive fee. For the three months ended March 31, 2022, the Company returned $110 thousand of accrued income incentive fees. This reversal was necessary due to the Company’s performance in the first quarter of 2022.

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

For the three months ended March 31, 2023 and March 31, 2022, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three months ended March 31, 2023 and March 31, 2022 the Investment Advisor waived $52 thousand and $135 thousand, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended March 31, 2023 produced realized income sufficient to charge a full management fee. Therefore, this waiver was not used for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company’s performance did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $75 thousand of management fees for the three months ended March 31, 2022.

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

Related Party Transactions

As of March 31, 2023, affiliates owned approximately 42% of the Company representing approximately $22,055 thousand of the Company’s net assets. During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company. As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2023 and March 31, 2022 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $20 thousand and $20 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of March 31, 2023:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Term Loans	$127,469	$-	$127,469	$-
Collateralized Loan Obligations	986	-	986	-
Total Investments	$128,455	$-	$128,455	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2022:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Term Loans	$127,619	$-	$127,619	$-
Collateralized Loan Obligations	-	-	-	-
Total Investments	$127,619	$-	$127,619	$-

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Numerator - net earnings (loss)	$2,471	$(466)
Denominator - weighted average shares	5,692	4,802
Net earnings (loss) per share	$0.43	$(0.10)

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised and the shares issued to investors during the three months ended March 31, 2023.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2022	$59,241	5,643,073
January 3, 2023	344	38,579
February 1, 2023	50	5,300
March 1, 2023	221	23,458
Balance at March 31, 2023	$59,856	5,710,410

The table below summarizes the capital the Company has raised and the shares issued to investors during the three months ended March 31, 2022.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2021	$45,555	4,311,321
January 7, 2022	4,395	401,369
January 21, 2022	675	61,059
February 4, 2022	725	65,809
February 18, 2022	100	9,299
March 4, 2022	374	34,875
March 18, 2022	839	80,506
Balance at March 31, 2022	$52,663	4,964,238

During the three months ended March 31, 2023, the Company issued 67,337 shares with an aggregate value of $615 thousand. During the three months ended March 31, 2022, the Company issued 652,917 shares with an aggregate value of $7,108 thousand.

As of March 31, 2023, and December 31, 2022 the Company had 5,710,410 and 5,643,073 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

As of March 31, 2023 and December 31, 2022, there was $81,900 thousand and $83,150 thousand outstanding, respectively, and $13,100 thousand and $11,850 thousand available, respectively, to be drawn under the BNP Credit Facility. As of March 31, 2023 and December 31, 2022, the BNP Credit Facility had a fair value of $81,900 thousand and $83,150 thousand, respectively and a weighted average interest rate of 6.14% and 3.17%, respectively. The fair value of the BNP Credit Facility approximates fair value because the interest rates adjust to the market interest rates (Level 3 input). As of March 31, 2023 and December 31, 2022, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three months ended March 31, 2023 and March 31, 2022, we incurred interest and debt financing expense of $1,302 thousand and $346 thousand, respectively. The average debt outstanding for the three months ended March 31, 2023 and March 31, 2023 was $82,917 thousand and $76,270 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of March 31, 2023, the Company had no unfunded commitments. As of December 31, 2022, the Company had unfunded commitments of $74 thousand.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of March 31, 2023. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Per share data:
Net asset value at beginning of period	$8.93	$10.90	$10.76
Net investment income (loss) (1)	0.21	0.14	0.02
Net realized gain (loss) (1)	(0.07)	0.02	0.28
Net change in unrealized appreciation (depreciation) (1)	0.29	(0.26)	-
Net increase in net assets resulting from operations (1)	0.43	(0.10)	0.30
Stockholder distributions from income (2)	(0.19)	(0.17)	(0.16)
Issuance of common shares	-	-	0.01
Other (3)	0.01	0.01	0.02
Net asset value at end of period	$9.18	$10.64	$10.93

Net assets at end of period	$52,394	$52,835	$29,571
Shares outstanding at end of period	5,710,410	4,964,238	2,706,393
Total return (2)	4.96%	(0.88)%	3.06%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers to average net assets (4)	15.76%	8.71%	12.00%
Ratio of net expenses including waivers to average net assets (4)	15.64%	8.29%	11.37%
Ratio of net investment income to average net assets (4)	9.75%	3.67%	1.27%
Portfolio turnover (5)	39.0%	42.6%	183.9%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Ratios are annualized.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On April 3, 2023, the Company issued and sold 34,712 shares of its common stock to certain investors for an aggregate offering price of $318 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On May 1, 2023, the Company issued and sold 31,900 shares of its common stock to certain investors for an aggregate offering price of $297 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On April 19, 2023, the Company paid approximately $1,046 thousand for the approximately 113,999 shares tendered and accepted at the close of the March 2023 tender offer.

Effective January 3, 2023, the Company reduced the frequency of capital closes from two per month on the first and third Friday to a single close on the first business day of the month, with a second optional monthly close at the Investment Advisor’s discretion.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of March 31, 2023, approximately 114 thousand shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

The rally in risk assets at the start of 2023 was also experienced in the syndicated loan market for the first couple of months, allowing issuers to access the market for refinancings and to a lesser extent M&A and dividend recapitalizations.  However, the month of March brought banking sector turmoil and concerns of contagion that weighed heavily on bank loan prices and curtailed the flow of new issue activity.   The Credit Suisse Leveraged Loan Index ended the quarter up 3.11% with an average bid of 92.67, up from 91.89 at year end.  Loan downgrades by the rating agencies continued to outpace upgrades and default activity accelerated, driving the trailing twelve-month default rate to 2.2%, up from 1.6% at the end of 2022 according to Fitch Ratings.

Portfolio and Investment Activity

As of March 31, 2023, our portfolio had a fair market value of approximately $128,455 thousand, a cost basis of approximately $136,253, thousand and was comprised of leveraged loans and equity securities, measured at fair value. Our loan portfolio consisted of 167 investments in 24 industries and in 4 domiciled countries. The following table depicts a summary of the portfolio as of March 31, 2023 (in thousands):

Investments
Cost	$136,253
Cumulative Net Unrealized Depreciation	(7,798)
Fair Value	$128,455
Yield at Cost	9.07%

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

As of March 31, 2023, 100% of the term loan investments in the portfolio  bore interest at floating rates, with 82.9% of our loan portfolio (at fair value) and 82.7% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Recent interest rate increase announced in the United States have driven the LIBOR and SOFR base rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceed the stated floors.

As of December 31, 2022, 100.0% of the investments in the portfolio bore interest at floating rates, with 83.9% of our loan portfolio (at fair value) and 83.4% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Recent interest rate increase announced in the United States have driven the LIBOR and SOFR base rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceed the stated floors.

The portfolio is actively managed, with a turnover ratio of 39.0% and 42.6% for the three months ended March 31, 2023 and March 31, 2022, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield  as of March 31, 2023 and March 31, 2022 on the investment was 9.62% and 4.99%, respectively. The following tables depict the portfolio activity (in thousands):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Fair Value, Beginning	$127,619	$106,997
Purchases	49,931	72,716
Sales and Repayments	(50,480)	(50,157)
Payment in-kind interest income	18	-
Non-cash income accrual	119	57
Net realized (loss) gains	(418)	107
Net unrealized depreciation (appreciation)	1,666	(1,265)
Fair Value, Ending	$128,455	$128,455

	Three months ended March 31, 2023	Three months ended March 31, 2022
Investments, Beginning	164	130
Purchases (new)	42	45
Complete exit	(39)	(24)
Investments, Ending	167	151

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $825 thousand at fair value, or 0.6% of the total portfolio, as of the three months ended March 31, 2023. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of March 31, 2023:

Industry	As of March 31, 2023
Healthcare & Pharmaceuticals	15.1%
Banking, Finance, Insurance & Real Estate	13.4%
Services: Business	10.8%
Telecommunications	8.1%
High Tech Industries	6.3%
Aerospace & Defense	5.4%
Automotive	4.1%
Capital Equipment	3.8%
Hotel, Gaming & Leisure	3.7%
Retail	3.2%
Transportation: Cargo	3.0%
Construction & Building	2.9%
Consumer goods: Durable	2.8%
Energy: Oil & Gas	2.6%
Transportation: Consumer	2.6%
Chemicals, Plastics, & Rubber	2.5%
Containers, Packaging & Glass	2.4%
Media: Advertising, Printing & Publishing	1.5%
Energy: Electricity	1.4%
Media: Broadcasting & Subscription	1.3%
Services: Consumer	1.2%
Consumer goods: Non-durable	0.8%
Forest Products & Paper	0.7%
Utilities: Electric	0.4%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $778 thousand at fair value, or 0.6% of the total portfolio, as of December 31, 2022. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of December 31, 2022:

As of December 31, 2022
Healthcare & Pharmaceuticals	14.3%
Banking, Finance, Insurance & Real Estate	12.4%
Services: Business	11.8%
High Tech Industries	8.6%
Telecommunications	7.3%
Aerospace & Defense	5.1%
Hotel, Gaming & Leisure	4.3%
Capital Equipment	3.8%
Transportation: Cargo	3.7%
Containers, Packaging & Glass	3.5%
Retail	2.9%
Automotive	2.9%
Energy: Oil & Gas	2.6%
Transportation: Consumer	2.6%
Construction & Building	2.4%
Chemicals, Plastics, & Rubber	2.2%
Consumer goods: Durable	2.1%
Media: Advertising, Printing & Publishing	1.5%
Energy: Electricity	1.4%
Consumer goods: Non-durable	1.4%
Services: Consumer	1.1%
Media: Broadcasting & Subscription	0.9%
Forest Products & Paper	0.7%
Utilities: Electric	0.4%
Utilities: Oil & Gas	0.1%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	For the Three months ended March 31, 2023	For the Three months ended March 31, 2022
Investment income:
Interest income	$3,217	$1,471
Total investment income	3,217	1,471

Expenses:
Management fees	372	431
Interest and debt financing expenses	1,302	346
Professional fees	95	78
Incentive fees	76	(110)
Administration expenses	58	48
Directors’ fees	20	20
Custody fees	12	7
Other general and administrative expenses	119	169
Total expenses	2,054	989
Less: management fees waived	(52)	(210)
Less: incentive fee waived	(8)	-
Net expenses	1,994	779
Net investment income	1,223	692
Net realized (loss) gain on investments	(418)	107
Net unrealized appreciation (depreciation) on investments	1,666	(1,265)
Net realized and unrealized gain (loss) on investments	1,248	(1,158)
Net increase (decrease) in net assets	$2,471	$(466)

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three months ended March 31, 2023 and March 31, 2022 was approximately $3,217 thousand and $1,471 thousand, respectively.

Total Expenses

Total expenses for the three months ended March 31, 2023 and March 31, 2022 of approximately $2,054 thousand and $989 thousand, respectively, include management, incentive, audit and tax preparation fees, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three months ended March 31, 2023, the Investment Advisor waived $52 thousand of management fees and $8 thousand of income incentive fees. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three months ended March 31, 2023 of approximately $2,054 thousand to approximately $1,994 thousand.

For the three months ended March 31, 2022, the Investment Advisor waived $210 thousand. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three months ended March 31, 2022 of approximately $989 thousand to approximately $779 thousand.

Net Realized Gain on Investments

Sales and repayments of investments during the three months ended March 31, 2023 totaled approximately $50,480 thousand, resulting in net realized loss of approximately $418 thousand.

Sales and repayments of investments during the three months ended March 31, 2022 totaled approximately $50,157 thousand, resulting in net realized gain of approximately $107 thousand.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation during the three months ended March 31, 2023 totaled approximately $1,666 thousand reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

Unrealized depreciation during the three months ended March 31, 2022 totaled approximately $1,265 thousand reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three months ended March 31, 2023, the Company issued and sold 67,337 of Common Stock with a par value of $0.001 per share for an aggregate offering price of $615 thousand. For the three months ended March 31, 2022, the Company issued and sold 652,917 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $7,108 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of March 31, 2023, approximately 114 thousand shares have been tendered through the share repurchase program.

As of March 31, 2023, the Company issued 5,710,410 shares of Common Stock.

Borrowings

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period, it bears interest at LIBOR plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the three months ended March 31, 2023 and March 31, 2022, we had an average of $82,917 thousand and $76,270 thousand outstanding under the BNP Credit Facility, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company had total senior securities of $81,900 thousand and $83,150 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 164.0% and 160.6%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below.

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

Expenses

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred expenses of approximately $2,054 thousand and $989 thousand, respectively, primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2023 we had one loan on non-accrual status. As of March 31, 2022, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of March 31, 2023, the Company had no unfunded commitments. As of December 31, 2022, the Company had unfunded commitments of $74 thousand.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023 and December 31, 2022, we had a total of $190 thousand and $74 thousand, respectfully in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of March 31, 2023, affiliates owned approximately 42% of the Company representing approximately $22,055 thousand of the Company’s net assets. During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company. As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2023 and March 31, 2022, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $20 thousand and $20 thousand in directors’ fees expense, respectively.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three months ended March 31, 2023 and March 31, 2022 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.  Net management fees for the three months ended March 31, 2023 and March 31, 2022 were $320 thousand and $221 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

 On April 3, 2023, the Company issued and sold 34,712 shares of its common stock to certain investors for an aggregate offering price of $318 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On May 1, 2023, the Company issued and sold 31,900 shares of its common stock to certain investors for an aggregate offering price of $297 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On April 19, 2023, the Company paid approximately $1,046 thousand for the approximately 113,999 shares tendered and accepted at the close of the March 2023 tender offer.

Effective January 3, 2023, the Company reduced the frequency of capital closes from two per month on the first and third Friday to a single close on the first business day of the month, with a second optional monthly close at the Investment Advisor’s discretion.

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

As of March 31, 2023, 100% of our loan portfolio bore interest at floating rates with 82.9% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the LIBOR and SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of March 31, 2023
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4,099	$(2,488)	$1,611
Up 200 basis points	2,733	(1,658)	1,075
Up 100 basis points	1,366	(829)	537
Down 100 basis points	(1,356)	829	(527)
Down 200 basis points	(2,713)	1,658	(1,055)
Down 300 basis points	(4,068)	2,488	(1,580)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended March 31, 2023, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

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

Steele Creek Capital Corporation

Date: May 15, 2023	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: May 15, 2023	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)