Form 10-Q
period 2023-06-30
Steele Creek Capital Corp
filed 2023-08-11
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the registrant had 5,741,088 shares of common stock, $0.001 par value per share, outstanding.

 STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $135,284 and $137,084, respectively)	$129,281	$127,619
Cash	6,525	4,693
Receivable for investments sold	16,852	18,277
Prepaid expenses and other assets	164	218
Interest receivable	634	363
Total assets	$153,456	$151,170

Liabilities
Credit facility	78,450	83,150
Payable for investments purchased	19,516	15,253
Management fees payable	-	319
Interest payable	15	28
Incentive fees payable	-	24
Accounts payable and accrued expenses	650	664
Distributions payable	1,059	1,357
Total liabilities	99,690	100,795

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 5,720,234 shares authorized, 5,720,234 and 5,643,073 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	62,123	60,372
Total distributable (deficit)	(8,363)	(10,003)
Total net assets	$53,766	$50,375

Total liabilities and net assets	$153,456	$151,170

Net asset value per share	$9.40	$8.93

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2022

Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$3,255	$6,472	$1,805	$3,276
Total investment income	3,255	6,472	1,805	3,276

Expenses:
Management fees	375	747	414	845
Interest and debt financing expenses	1,334	2,636	499	844
Professional fees	95	190	79	157
Incentive fees	-	76	-	(110)
Administration expenses	57	115	55	103
Directors’ fees	20	40	20	40
Custody fees	11	23	8	15
Other general and administrative expenses	191	310	245	414
Total expenses	2,083	4,137	1,320	2,308
Less: management fees waived	(375)	(427)	(271)	(481)
Less: incentive fees waived	-	(8)	-	-
Net expenses	1,708	3,702	1,049	1,827
Net investment income	1,547	2,770	756	1,449

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	(1,001)	(1,419)	59	166
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliated company investments	1,795	3,461	(7,430)	(8,696)

Total net realized and unrealized (loss) gain on investments	794	2,042	(7,371)	(8,530)

Net (decrease) increase in net assets resulting from operations	$2,341	$4,812	$(6,615)	$(7,081)

Per share data:
Net investment income per share - basic and diluted	$0.27	$0.49	$0.15	$0.29
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.41	$0.85	$(1.28)	$(1.42)
Weighted average shares outstanding - basic and diluted	5,673	5,683	5,157	4,980

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2022
Operations
Net investment income	$1,547	$2,770	$756	$1,449
Net realized (loss) gain on investments	(1,001)	(1,419)	59	166
Net change in unrealized appreciation (depreciation) on investments	1,795	3,461	(7,430)	(8,696)
Net increase (decrease) in net assets resulting from operations	2,341	4,812	(6,615)	(7,081)

Distributions to Stockholders
Distributions of realized income	(1,059)	(2,126)	(815)	(1,615)

Capital Share Transactions
Issuance of common shares	1,136	1,751	3,182	10,290
Repurchase of common shares	(1,046)	(1,046)	-	-
Total Capital Share Transactions	90	705	3,182	10,290

Net Assets
Net increase (decrease) in net assets during the period	1,372	3,391	(4,248)	1,594
Net assets at beginning of period	52,394	50,375	52,835	46,993
Net assets at end of period	53,766	53,766	48,587	48,587

Capital Share Activity
Issuance of common shares	10	77	311	964
Shares issued and outstanding at beginning of period	5,710	5,643	4,964	4,311
Shares issued and outstanding at end of period	5,720	5,720	5,275	5,275

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(unaudited)

(in thousands, except per share data)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,812	$(7,081)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(87,282)	(119,872)
Proceeds from sales of investments and paydowns	88,088	86,862
Payment in-kind interest income	(218)	-
Amortization of premium/accretion of discount, net	(208)	(104)
Net realized loss (gain) on investments	1,419	(166)
Net change in unrealized (appreciation) depreciation on investments	(3,461)	8,696
Changes in operating assets and liabilities:
Receivable for investments sold	1,425	45,215
Prepaid expenses and other assets	54	(284)
Interest receivable	(271)	47
Payable for investments purchased	4,263	(30,707)
Management fees payable	(319)	(126)
Interest payable	(13)	(2)
Incentive fees payable	(24)	(309)
Accounts payable and accrued expenses	(14)	217
Directors’ fees payable	-	(17)
Net cash provided by (used in) operating activities	8,251	(17,631)

Cash flows from financing activities:
Proceeds from issuance of common shares	1,751	10,290
Repurchase of common shares	(1,046)	-
Proceeds from issuance of debt	1,400	19,800
Repayments on debt	(6,100)	(3,880)
Stockholder distributions paid	(2,424)	(1,907)
Net cash (used in) provided by financing activities	(6,419)	24,303

Net increase in Cash	1,832	6,672
Cash, beginning of period	4,693	8,449
Cash, end of period	$6,525	$15,121

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$2,649	$846

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
Non-controlled/Non-Affiliate Investments -240.6% of Shareholder’s Equity (3)
Investments made in United States Companies
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	9.15%	S + 4.00%	5.15%	858	$854	$840	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	7/8/2027	11.29%	L + 5.75%	5.54%	512	501	304	0.6%
LSF11 Trinity Bidco, Inc.	First Lien - Term Loan	6/14/2030	9.65%	S + 4.50%	5.15%	500	493	499	0.9%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	10.84%	S + 5.50%	5.34%	921	890	869	1.6%
Peraton Corp.	First Lien - Term Loan	2/1/2028	8.95%	S + 3.85%	5.10%	960	957	945	1.8%
Propulsion (BC) Midco SARL	First Lien - Term Loan	9/14/2029	8.99%	S + 3.75%	5.24%	995	992	996	1.9%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2028	8.95%	S + 3.85%	5.10%	988	984	989	1.8%
Total Aerospace & Defense							5,671	5,442	10.2%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	9.72%	S + 4.61%	5.10%	1,472	1,466	1,466	2.7%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.25%	S + 5.43%	4.82%	249	242	244	0.5%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.25%	S + 5.00%	5.25%	982	982	964	1.8%
Holley Inc.	First Lien - Term Loan	11/17/2028	9.25%	S + 3.75%	5.50%	924	925	795	1.5%
Phinia Inc.	First Lien - Term Loan	6/8/2028	9.21%	S + 4.10%	5.11%	500	480	500	0.9%
Total Automotive							4,095	3,969	7.4%

Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	2/22/2028	7.95%	S + 2.85%	5.10%	498	493	497	0.9%
AssuredPartners, Inc.	First Lien - Term Loan	2/12/2027	8.60%	S + 3.50%	5.10%	988	986	980	1.8%
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/2027	8.65%	L + 3.50%	5.15%	1,091	1,081	1,075	2.0%
Blackstone Mortgage Trust, Inc.	First Lien - Term Loan	5/9/2029	8.60%	S + 3.50%	5.10%	845	834	778	1.4%
Citadel Securities LP	First Lien - Term Loan	2/2/2028	7.72%	S + 2.61%	5.10%	1,234	1,199	1,234	2.3%
Cushman & Wakefield U.S. Borrower, LLC	First Lien - Term Loan	1/31/2030	8.45%	S + 3.35%	5.10%	500	491	486	0.9%
DRW Holdings, LLC	First Lien - Term Loan	3/1/2028	8.94%	L + 3.75%	5.19%	531	529	528	1.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
FinCo I LLC	First Lien - Term Loan	6/27/2025	8.08%	L + 2.50%	5.58%	368	369	369	0.7%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	12/12/2029	8.49%	S + 3.25%	5.24%	113	112	113	0.2%
IMA Financial Group, Inc.	First Lien - Term Loan	11/1/2028	8.69%	L + 3.50%	5.19%	493	487	488	0.9%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	7.97%	S + 2.86%	5.10%	980	973	979	1.8%
KREF Holdings X LLC	First Lien - Term Loan	9/1/2027	8.75%	S + 3.50%	5.25%	493	493	479	0.9%
LendingTree, Inc.	First Lien - Term Loan	9/15/2028	8.95%	L + 3.75%	5.20%	1,485	1,472	1,157	2.2%
Newport Parent, Inc.	First Lien - Term Loan	12/10/2027	11.72%	S + 6.50%	5.22%	816	793	813	1.5%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	13.80%	S + 8.85%	4.95%	1,000	982	990	1.8%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.97%	S + 2.86%	5.10%	985	958	959	1.8%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2024	9.79%	L + 4.25%	5.54%	695	694	513	1.0%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2025	8.70%	S + 3.60%	5.10%	1,558	1,546	1,457	2.7%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/2027	8.20%	S + 3.10%	5.10%	489	490	489	0.9%
Sound Point CLO	Collateralized Loan Obligation	7/26/2036	14.06%	S + 8.81%	5.25%	500	468	468	0.9%
Total Banking, Finance, Insurance & Real Estate							15,450	14,852	27.6%

Capital Equipment
American Trailer World Corp.	First Lien - Term Loan	3/3/2028	8.95%	S + 3.85%	5.10%	679	673	614	1.1%
Chart Industries, Inc.	First Lien - Term Loan	3/15/2030	8.94%	S + 3.85%	5.09%	998	993	998	1.9%
DMT Solutions Global Corporation	First Lien - Term Loan	7/2/2024	13.01%	L + 7.50%	5.51%	662	663	655	1.2%
DS Parent, Inc.	First Lien - Term Loan	12/10/2028	11.34%	S + 5.75%	5.59%	925	902	902	1.7%
Energy Acquisition LP	First Lien - Term Loan	6/26/2025	9.61%	S + 4.35%	5.26%	1,153	1,144	1,081	2.0%
Novae LLC	First Lien - Term Loan	12/22/2028	10.34%	S + 5.25%	5.09%	1,977	1,926	1,780	3.3%
Total Capital Equipment							6,301	6,030	11.2%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	8.80%	S + 3.75%	5.05%	1,201	1,192	1,191	2.2%
Bakelite UK Intermediate Ltd.	First Lien - Term Loan	5/29/2029	9.39%	S + 4.15%	5.24%	990	986	975	1.8%
DCG Acquisition Corp.	First Lien - Term Loan	9/30/2026	9.70%	S + 4.60%	5.10%	1,222	1,223	1,205	2.2%
H.B. Fuller Company	First Lien - Term Loan	2/15/2030	7.60%	S + 2.50%	5.10%	119	119	119	0.2%
Oxbow Carbon LLC	First Lien - Term Loan	5/10/2030	9.20%	S + 4.10%	5.10%	1,000	980	998	1.9%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2028	8.38%	S + 3.36%	5.02%	493	491	490	0.9%
Total Chemicals, Plastics, & Rubber							4,991	4,978	9.2%

Construction & Building
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	8.23%	S + 3.01%	5.22%	736	731	735	1.4%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	4/27/2027	10.52%	S + 5.36%	5.16%	500	491	501	0.9%
Janus International Group, LLC	First Lien - Term Loan	2/12/2025	8.45%	S + 3.35%	5.10%	818	819	818	1.5%
Michael Baker International, LLC	First Lien - Term Loan	12/1/2028	10.19%	L + 5.00%	5.19%	985	977	983	1.8%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	9.45%	S + 4.35%	5.10%	1,238	1,205	1,239	2.3%
Total Construction & Building							4,223	4,276	7.9%

Consumer Goods: Durable
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.)	First Lien - Term Loan	12/14/2026	10.22%	S + 5.11%	5.10%	995	986	959	1.8%
Hunter Douglas Holding B.V.	First Lien - Term Loan	2/26/2029	8.67%	S + 3.50%	5.17%	990	986	944	1.8%
LHS Borrower, LLC	First Lien - Term Loan	2/16/2029	9.95%	S + 4.85%	5.10%	657	652	552	1.0%
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	9.25%	S + 4.01%	5.24%	428	428	386	0.7%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	9.64%	S + 4.40%	5.24%	985	982	898	1.7%
Total Consumer Goods: Durable							4,034	3,739	7.0%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	9.29%	L + 3.75%	5.54%	1,132	1,128	1,070	2.0%
Total Consumer Goods: Non-Durable							1,128	1,070	2.0%
Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/2026	9.95%	S + 4.85%	5.10%	486	485	487	0.9%
Pactiv Evergreen Inc.	First Lien - Term Loan	9/22/2028	8.47%	S + 3.25%	5.22%	985	961	983	1.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
Plaze, Inc.	First Lien - Term Loan	8/3/2026	8.97%	S + 3.86%	5.10%	658	651	618	1.1%
Sabert Corporation	First Lien - Term Loan	12/10/2026	9.72%	S + 4.61%	5.10%	935	934	936	1.7%
Total Containers, Packaging & Glass							3,031	3,024	5.5%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	8.60%	S + 3.50%	5.10%	952	949	946	1.8%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/2027	9.72%	S + 4.61%	5.10%	843	826	836	1.6%
Total Energy: Electricity							1,775	1,782	3.4%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/13/2028	8.92%	S + 4.01%	4.90%	670	674	666	1.2%
AL NGPL Holdings, LLC	First Lien - Term Loan	4/13/2028	9.01%	S + 3.86%	5.15%	412	404	409	0.8%
CQP Holdco LP	First Lien - Term Loan	6/5/2028	8.69%	L + 3.50%	5.19%	1,225	1,221	1,224	2.3%
Delek US Holdings, Inc.	First Lien - Term Loan	11/19/2029	8.70%	S + 3.60%	5.10%	628	604	621	1.2%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/2026	9.94%	L + 4.75%	5.19%	500	493	494	0.9%
Traverse Midstream Partners LLC	First Lien - Term Loan	2/16/2028	8.94%	S + 3.85%	5.09%	412	410	410	0.8%
Total Energy: Oil & Gas							3,806	3,824	7.2%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	First Lien - Term Loan	4/20/2028	9.00%	L + 3.75%	5.25%	980	973	945	1.8%
Total Forest Products & Paper							973	945	1.8%

Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	First Lien - Term Loan	12/31/2023	10.64%	S + 5.25%	5.39%	900	892	870	1.6%
Amneal Pharmaceuticals	First Lien - Term Loan	5/4/2025	8.72%	S + 3.61%	5.10%	992	927	962	1.8%
ANI Pharmaceuticals, Inc.	First Lien - Term Loan	11/19/2027	11.19%	L + 6.00%	5.19%	985	975	980	1.8%
ASP Navigate Acquisition Corp.	First Lien - Term Loan	10/6/2027	9.59%	L + 4.25%	5.34%	982	982	965	1.8%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	9.64%	S + 4.40%	5.24%	248	240	202	0.4%
Aveanna Healthcare LLC	First Lien - Term Loan	7/17/2028	9.23%	L + 3.75%	5.48%	427	426	366	0.7%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	9.69%	S + 4.60%	5.09%	985	982	927	1.7%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/1/2024	10.23%	L + 4.50%	5.73%	888	879	799	1.5%
CCRR Parent, Inc.	First Lien - Term Loan	3/6/2028	8.97%	S + 3.75%	5.22%	978	974	943	1.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	9.22%	S + 4.00%	5.22%	948	945	863	1.6%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	9.56%	S + 4.51%	5.05%	1,221	1,220	1,120	2.1%
Global Medical Response, Inc.	First Lien - Term Loan	10/2/2025	9.44%	S + 4.25%	5.19%	488	483	277	0.5%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	9.95%	S + 4.85%	5.10%	943	938	889	1.7%
Help at Home, LLC	First Lien - Term Loan	10/29/2027	10.21%	S + 5.00%	5.21%	1,001	987	976	1.8%
Help at Home, LLC	First Lien - Delayed Draw Loan	10/29/2027	10.21%	S + 5.00%	5.21%	127	125	123	0.2%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	10.06%	S + 5.01%	5.05%	980	966	876	1.6%
PDS Holdco Inc.	First Lien - Term Loan	8/18/2028	9.69%	L + 4.50%	5.19%	1,341	1,336	1,164	2.2%
PDS Holdco Inc.	First Lien - Delayed Draw Loan	8/18/2028	9.69%	L + 4.50%	5.19%	137	137	119	0.2%
Sotera Health Holdings, LLC	First Lien - Term Loan	12/11/2026	8.82%	S + 3.75%	5.07%	220	214	220	0.4%
TTF Holdings, LLC	First Lien - Term Loan	3/31/2028	9.25%	L + 4.00%	5.25%	635	631	635	1.2%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/2028	9.42%	S + 4.25%	5.17%	1,094	1,090	1,030	1.9%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	10.45%	S + 5.35%	5.10%	985	979	960	1.8%
Total Healthcare & Pharmaceuticals							17,328	16,266	30.3%

High Tech Industries
Casa Systems, Inc.	First Lien - Term Loan	12/20/2027	12.22%	S + 6.93%	5.29%	1,277	1,277	1,053	2.0%
Casa Systems, Inc.	Warrants	-	-	-	-	132	-	-	0.0%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	8.84%	L + 3.50%	5.34%	988	980	973	1.8%
Ingram Micro Inc.	First Lien - Term Loan	6/30/2028	9.04%	L + 3.50%	5.54%	730	725	729	1.4%
LogMeIn, Inc.	First Lien - Term Loan	8/31/2027	9.94%	L + 4.75%	5.19%	975	960	615	1.1%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/2026	10.34%	S + 5.00%	5.34%	720	718	718	1.3%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	9.45%	S + 4.40%	5.05%	1,489	1,477	1,163	2.2%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/11/2025	9.50%	S + 4.26%	5.24%	1,001	996	965	1.8%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	9.48%	L + 4.00%	5.48%	1,377	1,367	1,304	2.4%
Vision Solutions, Inc. (Precisely Software Incorporated)	First Lien - Term Loan	4/24/2028	9.26%	L + 4.00%	5.26%	981	980	935	1.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	9.06%	S + 4.01%	5.05%	342	341	339	0.6%
Zotec Partners, LLC	First Lien - Term Loan	2/14/2024	9.25%	S + 4.01%	5.24%	996	977	894	1.7%
Total High Tech Industries							10,798	9,688	18.0%

Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	9.47%	S + 4.25%	5.22%	988	980	990	1.8%
ClubCorp Holdings, Inc.	First Lien - Term Loan	9/18/2024	8.29%	L + 2.75%	5.54%	495	485	476	0.9%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/27/2029	9.10%	S + 4.00%	5.10%	988	986	977	1.8%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/28/2028	8.97%	S + 3.86%	5.10%	198	196	199	0.4%
Kingpin Intermediate Holdings LLC	First Lien - Term Loan	2/8/2028	8.60%	S + 3.50%	5.10%	301	298	300	0.6%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.72%	S + 3.61%	5.10%	424	424	335	0.6%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.72%	S + 3.61%	5.10%	274	273	216	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	6/30/2028	10.20%	S + 5.10%	5.10%	347	332	278	0.5%
Total Hotel, Gaming & Leisure							3,974	3,771	7.0%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	8.70%	S + 3.60%	5.10%	988	980	940	1.7%
Thryv, Inc.	First Lien - Term Loan	3/1/2026	13.72%	S + 8.50%	5.22%	923	920	916	1.7%
Total Media: Advertising, Printing & Publishing							1,900	1,856	3.4%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.94%	S + 3.75%	5.19%	500	501	500	0.9%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	8.95%	S + 3.85%	5.10%	743	723	562	1.0%
Total Media: Broadcasting & Subscription							1,224	1,062	1.9%

Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	9.25%	L + 3.75%	5.50%	1,320	1,314	1,315	2.4%
Dave & Buster’s, Inc.	First Lien - Term Loan	6/29/2029	9.00%	S + 3.85%	5.15%	3,000	2,970	2,996	5.6%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	8.94%	L + 3.75%	5.19%	975	972	969	1.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
IRB Holding Corp.	First Lien - Term Loan	12/15/2027	8.20%	S + 3.10%	5.10%	296	293	294	0.5%
Rent-A-Center, Inc.	First Lien - Term Loan	2/17/2028	8.56%	L + 3.25%	5.31%	550	550	551	1.0%
Total Retail							6,099	6,125	11.3%

Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/2027	9.09%	S + 3.85%	5.24%	980	980	918	1.7%
Artera Services, LLC	First Lien - Term Loan	3/6/2025	8.84%	S + 3.50%	5.34%	980	973	860	1.6%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	11.09%	S + 5.90%	5.19%	990	969	963	1.8%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	9.80%	S + 4.75%	5.05%	1,122	1,103	1,049	2.1%
Energize Holdco LLC	First Lien - Term Loan	12/8/2028	8.97%	S + 3.86%	5.10%	866	863	855	1.6%
Indy US Bidco, LLC	First Lien - Term Loan	3/6/2028	8.85%	S + 3.75%	5.10%	489	487	455	0.8%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	9.78%	S + 4.50%	5.28%	981	979	973	1.8%
Misys Limited	First Lien - Term Loan	6/13/2024	9.23%	L + 3.50%	5.73%	983	985	948	1.8%
Phoenix Services International LLC (3)	First Lien - Term Loan	6/30/2028	11.10%	S + 6.00%	5.10%	166	166	166	0.3%
Phoenix Services International LLC (3)	Equity	—	—	—	—	31	311	311	0.6%
Pitney Bowes Inc.	First Lien - Term Loan	3/17/2028	9.22%	S + 4.11%	5.10%	978	971	908	1.7%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/2027	8.70%	S + 3.60%	5.10%	989	990	986	1.8%
Sitel Group	First Lien - Term Loan	8/28/2028	8.95%	L + 3.75%	5.20%	1,474	1,468	1,446	2.7%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	9.19%	L + 4.00%	5.19%	983	978	958	1.8%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	8.10%	S + 3.00%	5.10%	983	981	984	1.8%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.72%	S + 3.61%	5.10%	985	981	972	1.8%
VM Consolidated, Inc.	First Lien - Term Loan	3/24/2028	8.47%	L + 3.36%	5.10%	2	2	2	0.0%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/30/2026	8.69%	L + 3.50%	5.19%	417	415	418	0.8%
Total Services: Business							14,602	14,172	26.5%

Services: Consumer
WW International, Inc.	First Lien - Term Loan	4/13/2028	8.72%	S + 3.61%	5.10%	945	942	617	1.1%
Total Services: Consumer							942	617	1.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
Telecommunications
CCI Buyer, Inc.	First Lien - Term Loan	12/17/2027	9.24%	S + 4.00%	5.24%	978	971	961	1.8%
Ciena Corporation	First Lien - Term Loan	1/18/2030	7.59%	S + 2.50%	5.09%	998	993	1,000	1.9%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/2026	10.37%	L + 5.00%	5.37%	1,466	1,450	936	1.7%
Digi International Inc.	First Lien - Term Loan	11/1/2028	10.22%	S + 5.00%	5.22%	686	675	687	1.3%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	9.05%	S + 4.00%	5.05%	297	291	295	0.5%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	10.14%	L + 4.75%	5.39%	1,304	1,294	947	1.8%
Patagonia Holdco LLC	First Lien - Term Loan	8/1/2029	10.79%	S + 5.75%	5.04%	496	413	424	0.8%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	12.24%	S + 7.00%	5.24%	993	960	913	1.7%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	8.22%	S + 3.00%	5.22%	1,000	997	788	1.5%
Total Telecommunications							8,044	6,951	13.0%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	9/30/2028	9.46%	S + 4.36%	5.10%	983	979	965	1.8%
Daseke Companies, Inc.	First Lien - Term Loan	3/9/2028	9.22%	S + 4.11%	5.10%	853	850	838	1.6%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.70%	S + 3.50%	5.20%	988	986	960	1.8%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	3/24/2026	9.73%	S + 4.43%	5.30%	250	248	250	0.5%
XPO, Inc.	First Lien - Term Loan	5/24/2028	7.09%	S + 2.00%	5.09%	1,000	995	1,004	1.9%
Total Transportation: Cargo							4,058	4,017	7.6%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	12/1/2027	7.40%	L + 2.25%	5.15%	609	593	609	1.1%
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	6/22/2028	7.58%	S + 2.50%	5.08%	310	307	310	0.6%
Brown Group Holding, LLC	First Lien - Term Loan	7/2/2029	8.80%	S + 3.75%	5.05%	997	988	997	1.9%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.50%	S + 3.26%	5.24%	360	358	349	0.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.50%	S + 3.26%	5.24%	135	134	131	0.2%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/16/2029	8.93%	S + 3.85%	5.08%	635	632	635	1.2%
United AirLines, Inc.	First Lien - Term Loan	4/21/2028	9.29%	L + 3.75%	5.54%	778	775	779	1.4%
Total Transportation: Consumer							3,787	3,810	7.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
Utilities: Electric
PG&E Corporation	First Lien - Term Loan	6/23/2025	8.21%	S + 3.11%	5.10%	485	484	486	0.9%
Total Utilities: Electric							484	486	0.9%

Total Investments made in United States Companies							128,718	122,752	228.4%

Investments made in Ireland Companies
Aerospace & Defense
Setanta Aircraft Leasing DAC	First Lien - Term Loan	11/2/2028	7.54%	L + 2.00%	5.54%	1,500	1,496	1,502	2.8%
Total Aerospace & Defense							1,496	1,502	2.8%

Services: Consumer
Cimpress plc	First Lien - Term Loan	5/17/2028	8.69%	L + 3.50%	5.19%	980	973	960	1.8%
Total Services: Consumer							973	960	1.8%

Total Investments made in Ireland Companies							2,469	2,462	4.6%

Investments made in Luxembourg Companies
Containers, Packaging & Glass
Mar Bidco S.a r.l.	First Lien - Term Loan	7/7/2028	9.00%	S + 3.95%	5.05%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Telecommunications
Venga Finance S.a r.l.	First Lien - Term Loan	6/28/2029	10.28%	S + 5.01%	5.26%	993	966	956	1.8%
Zacapa S.a r.l.	First Lien - Term Loan	3/22/2029	9.24%	S + 4.00%	5.24%	987	984	964	1.8%
Total Telecommunications							1,950	1,920	3.6%

Total Investments made in Luxembourg Companies							1,964	1,933	3.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (4)
Investments made in Netherland Companies
Chemicals, Plastics, & Rubber
Nouryon Finance B.V.	First Lien - Term Loan	4/3/2028	9.32%	S + 4.10%	5.22%	353	346	350	0.7%
Total Chemicals, Plastics, & Rubber							346	350	0.7%

Total Investments made in Netherland Companies							346	350	0.7%

Investments made in United Kingdom Companies
Banking, Finance, Insurance & Real Estate
HIG Finance 2 Limited	First Lien - Term Loan	11/12/2027	8.50%	L + 3.25%	5.25%	1,466	1,466	1,461	2.7%
Total Banking, Finance, Insurance & Real Estate							1,466	1,461	2.7%

Chemicals, Plastics, & Rubber
Ineos US Finance LLC	First Lien - Term Loan	2/19/2030	8.70%	S + 3.60%	5.10%	205	203	204	0.4%
Ineos Quattro Holdings UK Limited	First Lien - Term Loan	3/1/2030	8.95%	S + 3.85%	5.10%	119	118	119	0.2%
Total Chemicals, Plastics, & Rubber							321	323	0.6%

Total Investments made in United Kingdom Companies							1,787	1,784	3.3%

Total Non-controlled/Non-Affiliate Investments							$135,284	$129,281	240.6%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at June 30, 2023. As of June 30, 2023, rates for 1M L, 3M L, 6M L, and 12M L are 5.22%, 5.55%, 5.76%, and 6.04% respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of June 30, 2023, rates for 1M S, 3M S, 6M S, and 12M S are 5.14%, 5.27%, 5.39%, and 5.40% respectively.

(3)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 4).

(4)	Percentages are based on net assets of $53,766 as of June 30, 2023.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three and six months ended June 30, 2023, there was one loan in non-accrual status, that was no longer held at quarter end. For the three and six months ended June 30, 2022, there were no loans in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of June 30, 2023, and December 31, 2022, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliated of a company if we own 5% or more of the voting securities of such company. As of June 30, 2023 and December 31, 2022, all of our investments were Non-Controlled/Non-Affiliated investments.

Valuation of Investments - We value our investments in accordance with the 1940 Act and ASC Topic 820 – Fair Value Measurement and Disclosures, (“ASC Topic 820”) as determined in good faith by our Board who has delegated such responsibility to our Investment Advisor, along with our Independent valuation firms, and the Audit Committee. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the accompanying Consolidated Statement of Operations as “net change in unrealized appreciation on non-controlled/non-affiliated company investments.” Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Publicly-traded investments in active markets are reported at the market closing price. Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliated company investments” in the Consolidated Statement of Operations.

We value our investments in accordance with the Investment Advisor’s valuation policy. Valuations are prepared by the Investment Advisor and approved by the CFO of the Company for each accounting close.

Transfers of investments between different levels of the fair value hierarchy are recorded at the end of the period. For the three and six months ended June 30, 2023 and June 30, 2022 there were no transfers between levels.

Income Taxes - For the three and six months ended June 30, 2023 and June 30, 2022, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

On August 11, 2023, the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

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

Gross management fees for the three and six months ended June 30, 2023 were $375 thousand and $747 thousand, respectively. Net management fees for the three and six months ended June 30, 2023 were zero and $320 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three months ended June 30, 2023, the Investment Advisor did not earn an income incentive fee or capital incentive fee. For the six months ended June 30, 2023, the Investment Advisor earned a gross income incentive fee of $76 thousand, and did not earn a capital incentive fee.

For the three and six months ended June 30, 2022, the Company did not earn an incentive fee. For the six months ended June 30, 2022, the company returned $110 thousand of accrued incentive fees. This reversal was necessary due to the company’s performance in the first quarter of 2022.

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

For the three and six months ended June 30, 2023 and June 30, 2022, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and six months ended June 30, 2023 the Investment Advisor waived $53 thousand and $105 thousand, respectively. For the three and six months ended June 30, 2022 the Company waived $89 thousand and $224 thousand, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended June 30, 2023 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $322 thousand of management fees for the three and six months ended June 30, 2023. The Company’s performance for the three and six months ended June 30, 2022 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $182 thousand and $257 thousand of management fees for the three and six months ended June 30, 2022, respectively.

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

On August 11, 2023, the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Related Party Transactions

As of June 30, 2023, affiliates owned approximately 42% of the Company representing approximately $22,593 thousand of the Company’s net assets. During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company. As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2023 and June 30, 2022 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and six months ended June 30, 2023 and June 30, 2022, the Company incurred $20 thousand and $40 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of June 30, 2023:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Term Loans	$127,270	$-	$127,104	$166
Collateralized Loan Obligations	1,458	-	1,458	-
Delayed Draw Loan	242	-	242	-
Equity	311	-	-	311
Total Investments	$129,281	$-	$128,804	$477

The following fair value hierarchy table sets forth our investments by level as of December 31, 2022:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Term Loans	$126,370	$-	$126,370	$-
Collateralized Loan Obligations	-	-	-	-
Delayed Draw Loan	1,249	-	1,249	-
Equity	-	-	-	-
Total Investments	$127,619	$-	$127,619	$-

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2023, included the following:

Type	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
Term Loans	$166	EV Debt/EBITDA	EBITDA multiple	0.64	x	1.19	x	0.92	x
Equity	311	EV Market Multiple Analysis	EBITDA multiple	3.36	x	3.91	x	3.64	x
Total	$477

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to value if input increases	Impact to value if input decreases
EBITDA Multiple	Increase	Decrease
Projected Cash Flow	Increase	Decrease

Changes in investments categorized as Level 3 for the three and six months ended June 30, 2023 were as follows:

	Three months ended June 30, 2023
	Term Loans	Equity	Total Investments
Beginning Balance	$-	$-	$-
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	-	-
Acquisitions	166	311	477
Ending Balance	$166	$311	$477

	Six months ended June 30, 2023
	Term Loans	Equity	Total Investments
Beginning Balance	$-	$-	$-
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	-	-
Acquisitions	166	311	477
Ending Balance	$166	$311	$477

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023:

	Three months ended June 30, 2023	Six months ended June 30, 2023
Numerator - net earnings (loss)	$2,341	$4,812
Denominator - weighted average shares	5,673	5,683
Net earnings (loss) per share	$0.41	$0.85

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Numerator - net earnings (loss)	$(6,615)	$(7,081)
Denominator - weighted average shares	5,157	4,980
Net earnings (loss) per share	$(1.28)	$(1.42)

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned) and the shares issued (tendered) to investors during the six months ended June 30, 2023.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2022	$59,241	5,643,073
January 3, 2023	344	38,579
February 1, 2023	50	5,300
March 1, 2023	221	23,458
Balance at March 31, 2023	$59,856	5,710,410
April 3, 2023	(727)	(79,287)
May 1, 2023	297	31,900
June 1, 2023	520	57,211
Balance at June 30, 2023	$59,946	5,720,234

The table below summarizes the capital the Company has raised (returned) and the shares issued (tendered) to investors during the six months ended June 30, 2022.

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

During the three and six months ended June 30, 2023, the Company issued 123,823 and 191,160 shares with an aggregate value of $1,136 thousand and $1,751 thousand, respectively. During the three and six months ended June 30, 2023, 113,999 shares with an aggregate value of $1,046 thousand were tendered and accepted by the Company. During the three and six months ended June 30, 2022, the Company issued 310,510 and 963,427 shares with an aggregate value of $3,182 thousand and $10,290 thousand, respectively. During the three and six months ended June 30, 2022, no shares were tendered.

As of June 30, 2023, and December 31, 2022 the Company had 5,720,234 and 5,643,073 shares of common stock, $0.001 par value per share, outstanding, respectively.

7. CREDIT FACILITY

On October 13, 2020, Funding I entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Funding I. During the Credit Facility’s revolving period (earlier of the termination by the borrower or twelve month anniversary of the closing date), it bore interest at London Interbank Offered Rate, or LIBOR, plus 175 basis points. The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. The Company began transferring investments into Steele Creek Funding I, LLC in October 2020.

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

On March 22, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended. Material amendments to the Agreement include the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 140 basis points plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80,000 thousand to $95,000 thousand and the language and requirements related to the Agreed Upon Procedures provided by independent accountants were amended to be more appropriate for the underlying collateral.

On August 23, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended. This amendment contained certain conforming changes that are not material.

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

As of June 30, 2023 and December 31, 2022, there was $78,450 thousand and $83,150 thousand outstanding, respectively, and $16,550 thousand and $11,850 thousand available, respectively, to be drawn under the BNP Credit Facility. As of June 30, 2023 and December 31, 2022, the BNP Credit Facility had a fair value of $78,450 thousand and $83,150 thousand, respectively and a weighted average interest rate of 6.45% and 3.17%, respectively. The fair value of the BNP Credit Facility approximates fair value because the interest rates adjust to the market interest rates (Level 3 input). As of June 30, 2023 and December 31, 2022, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three and six months ended June 30, 2023, we incurred interest and debt financing expense of $1,334 thousand and $2,636 thousand, respectively. The average debt outstanding for the three and six months ended June 30, 2023 was $79,907 thousand and $81,403 thousand, respectively.

For the three and six months ended June 30, 2022, we incurred interest and debt financing expense of $499 thousand and $844 thousand, respectively. The average debt outstanding for the three and six months ended June 30, 2022 was $82,683 thousand and $79,494 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of June 30, 2023, the Company had no unfunded commitments. As of December 31, 2022, the Company had unfunded commitments of $74 thousand.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of June 30, 2023. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Per share data:
Net asset value at beginning of period	$8.93	$10.90	$10.76
Net investment income (loss) (1)	0.49	0.29	0.06
Net realized gain (loss) (1)	(0.25)	0.03	0.46
Net change in unrealized appreciation (depreciation) (1)	0.61	(1.74)	0.02
Net increase in net assets resulting from operations (1)	0.85	(1.42)	0.54
Stockholder distributions from income (2)	(0.38)	(0.33)	(0.33)
Other (3)	-	0.06	0.06
Net asset value at end of period	$9.40	$9.21	$11.03

Net assets at end of period	$53,766	$48,587	$41,708
Shares outstanding at end of period	5,720,234	5,274,748	3,782,214
Total return (2)	9.70%	(12.90)%	5.62%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers to average net assets (4)	15.84%	9.64%	11.64%
Ratio of net expenses including waivers to average net assets (4)	15.00%	8.67%	10.24%
Ratio of net investment income to average net assets (4)	10.01%	4.69%	0.74%
Portfolio turnover (5)	67.9%	71.0%	324.9%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On July 3, 2023, the Company issued and sold 11,144 shares of its common stock to certain investors for an aggregate offering price of $105 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On July 10, 2023, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended. This amendment contained certain conforming changes that are not material.

On July 19, 2023, the Company paid approximately $149 thousand for the approximately 15,844 shares tendered and accepted at the close of the June 2023 tender offer.

On August 1, 2023, the Company issued and sold 25,555 shares of its common stock to certain investors for an aggregate offering price of $247 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of June 30, 2023, approximately 130 thousand shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

The leveraged loan market posted strong returns in Q2 driven by favorable technical factors and higher base rates. New issue loan volumes remained depressed with activity largely consisting of refinancing and extensions to address near-term maturities. While outpacing supply, demand side activity was also muted with increasingly challenging CLO arbitrage and continued retail outflows to a lesser extent. The Credit Suisse Leveraged Loan Index ended the quarter up 3.12% with an average bid of 93.55, up from 92.67 at the end of Q1. Loan downgrades by the rating agencies continued to outpace upgrades and the market default rate continues to push higher. The trailing twelve-month default rate at the end of Q2 stood at 2.9%, up from 2.2% at the end of Q1 according to Fitch Ratings.

Portfolio and Investment Activity

As of June 30, 2023, our portfolio had a fair market value of approximately $129,281 thousand, a cost basis of approximately $135,284 thousand and was comprised of leveraged loans and equity securities, measured at fair value. Our loan portfolio consisted of 169 investments in 24 industries and in 5 domiciled countries. The following table depicts a summary of the portfolio as of June 30, 2023 (in thousands):

Investments
Cost	$135,284
Cumulative Net Unrealized Depreciation	(6,003)
Fair Value	$129,281
Yield at Cost	9.45%

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

As of June 30, 2023, 100% of the term loan investments in the portfolio bore interest at floating rates, with 88.2% of our loan portfolio (at fair value) and 88.4% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Recent interest rate increase announced in the United States have driven the LIBOR and SOFR base rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 67.9% and 71.0% for the six months ended June 30, 2023 and June 30, 2022, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of June 30, 2023 and June 30, 2022 on the investment was 9.89% and 6.60%, respectively. The following tables depict the portfolio activity (in thousands):

	Three months ended June 30, 2023	Six months ended June 30, 2023
Fair Value, Beginning	$128,455	$127,619
Purchases	37,351	87,282
Sales and Repayments	(37,608)	(88,088)
Payment in-kind interest income	200	218
Non-cash income accrual	89	208
Net realized gains (losses)	(1,001)	(1,419)
Net unrealized appreciation (depreciation)	1,795	3,461
Fair Value, Ending	$129,281	$129,281

	Three months ended June 30, 2022	Six months ended June 30, 2022
Fair Value, Beginning	$128,455	$106,997
Purchases	47,156	119,872
Sales and Repayments	(36,705)	(86,862)
Non-cash income accrual	46	104
Net realized gains (losses)	59	166
Net unrealized (depreciation) appreciation	(7,430)	(8,696)
Fair Value, Ending	$131,581	$131,581

	Three months ended June 30, 2023	Six months ended June 30, 2023
Investments, Beginning	167	164
Purchases (new)	31	73
Complete exit	(29)	(68)
Investments, Ending	169	169

	Three months ended June 30, 2022	Six months ended June 30, 2022
Investments, Beginning	151	130
Purchases (new)	35	80
Complete exit	(26)	(50)
Investments, Ending	160	160

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $765 thousand at fair value, or 0.6% of the total portfolio, as of the six months ended June 30, 2023. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of June 30, 2023:

Industry	As of June 30, 2023
Banking, Finance, Insurance & Real Estate	12.6%
Healthcare & Pharmaceuticals	12.6%
Services: Business	11.0%
High Tech Industries	7.5%
Telecommunications	6.9%
Aerospace & Defense	5.4%
Capital Equipment	4.7%
Retail	4.7%
Chemicals, Plastics & Rubber	4.4%
Construction & Building	3.3%
Automotive	3.1%
Transportation: Cargo	3.1%
Energy: Oil & Gas	3.0%
Hotel, Gaming & Leisure	2.9%
Transportation: Consumer	2.9%
Consumer Goods: Durable	2.9%
Containers, Packaging & Glass	2.3%
Energy: Electricity	1.4%
Media: Advertising, Printing & Publishing	1.4%
Services: Consumer	1.2%
Media: Broadcasting & Subscription	0.8%
Consumer Goods: Non-Durable	0.8%
Forest Products & Paper	0.7%
Utilities: Electric	0.4%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $778 thousand at fair value, or 0.6% of the total portfolio, as of December 31, 2022. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of December 31, 2022:

As of December 31, 2022
Healthcare & Pharmaceuticals	14.3%
Banking, Finance, Insurance & Real Estate	12.4%
Services: Business	11.8%
High Tech Industries	8.6%
Telecommunications	7.3%
Aerospace & Defense	5.1%
Hotel, Gaming & Leisure	4.3%
Capital Equipment	3.8%
Transportation: Cargo	3.7%
Containers, Packaging & Glass	3.5%
Retail	2.9%
Automotive	2.9%
Energy: Oil & Gas	2.6%
Transportation: Consumer	2.6%
Construction & Building	2.4%
Chemicals, Plastics, & Rubber	2.2%
Consumer goods: Durable	2.1%
Media: Advertising, Printing & Publishing	1.5%
Energy: Electricity	1.4%
Consumer goods: Non-durable	1.4%
Services: Consumer	1.1%
Media: Broadcasting & Subscription	0.9%
Forest Products & Paper	0.7%
Utilities: Electric	0.4%
Utilities: Oil & Gas	0.1%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30, 2023	Six months ended June 30, 2023
Investment income:
Interest income	$3,255	$6,472
Total investment income	3,255	6,472

Expenses:
Management fees	375	747
Interest and debt financing expenses	1,334	2,636
Professional fees	95	190
Incentive fees	-	76
Administration expenses	57	115
Directors’ fees	20	40
Custody fees	11	23
Other general and administrative expenses	191	310
Total expenses	2,083	4,137
Less: management fees waived	(375)	(427)
Less: incentive fee waived	-	(8)
Net expenses	1,708	3,702
Net investment income	1,547	2,770
Net realized (loss) gain on investments	(1,001)	(1,419)
Net unrealized appreciation (depreciation) on investments	1,795	3,461
Net realized and unrealized gain (loss) on investments	794	2,042
Net increase (decrease) in net assets	$2,341	$4,812

	Three months ended June 30, 2022	Six months ended June 30, 2022
Investment income:
Interest income	$1,805	$3,276
Total investment income	1,805	3,276

Expenses:
Management fees	414	845
Interest and debt financing expenses	499	844
Professional fees	79	157
Incentive fees	-	(110)
Administration expenses	55	103
Directors’ fees	20	40
Custody fees	8	15
Other general and administrative expenses	245	414
Total expenses	1,320	2,308
Less: management fees waived	(271)	(481)
Net expenses	1,049	1,827
Net investment income	756	1,449
Net realized gain (loss) on investments	59	166
Net unrealized (depreciation) appreciation on investments	(7,430)	(8,696)
Net realized and unrealized (loss) gain on investments	(7,371)	(8,530)
Net (decrease) increase in net assets	$(6,615)	$(7,081)

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and six months ended June 30, 2023 was approximately $3,255 thousand and $6,472 thousand, respectively. Investment income for the three and six months ended June 30, 2022 was approximately $1,805 thousand and $3,276 thousand, respectively.

Total Expenses

Total expenses for the three and six months ended June 30, 2023 of approximately $2,083 thousand and $4,137 thousand, respectively, include management, incentive, audit and tax preparation fees, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Total expenses for the three and six months ended June 30, 2022 of approximately $1,320 thousand and $2,308 thousand, respectively, include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three and six months ended June 30, 2023, the Investment Advisor waived $375 thousand and $427 thousand of management fees, respectively. For the three and six months ended June 30, 2023, the Investment Advisor waived zero and $8 thousand of income incentive fees, respectively. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2023 of approximately $2,083 thousand to approximately $1,708 thousand and approximately $4,137 thousand to approximately $3,702 thousand, respectively.

For the three and six months ended June 30, 2022, the Investment Advisor waived $271 thousand and $481 thousand of management fees, respectively. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2022 of approximately $1,320 thousand to approximately $1,049 thousand and approximately $2,308 thousand to approximately $1,827 thousand, respectively.

Net Realized Gain or Loss on Investments

Sales and repayments of investments during the three and six months ended June 30, 2023 totaled approximately $37,608 thousand and $88,088 thousand, respectively, resulting in net realized loss of approximately $1,001 thousand and $1,419 thousand, respectively.

Sales and repayments of investments during the three and six months ended June 30, 2022 totaled approximately $36,705 thousand and $86,862 thousand, respectively, resulting in net realized gains of approximately $59 thousand and $166 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation during the three and six months ended June 30, 2023 totaled approximately $1,795 thousand and $3,461 thousand, respectively. Unrealized depreciation during the three and six months ended June 30, 2022 totaled approximately $7,430 thousand and $8,696 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and six months ended June 30, 2023, the Company issued and sold 123,823 and 191,160 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $1,136 thousand and $1,751 thousand, respectively. For the three and six months ended June 30, 2022, the Company issued and sold 310,510 shares and 963,427 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $3,182 thousand and $10,290 thousand, respectively. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three and six months ended June 30, 2023, 113,999 shares with an aggregate value of $1,046 thousand were tendered and accepted by the Company. During the three and six months ended June 30, 2022, no shares were tendered.

As of August 11, 2023, the Company issued 5,741,088 shares of Common Stock.

Borrowings

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period, it bears interest at LIBOR plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the three and six months ended June 30, 2023, we had an average of $79,907 thousand and $81,403 thousand outstanding under the BNP Credit Facility, respectively. For the three and six months ended June 30, 2022, we had an average of $82,683 thousand and $79,494 thousand outstanding under the BNP Credit Facility, respectively.

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

On March 22, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended. Material amendments to the Agreement include the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 140 basis points plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80,000 thousand to $95,000 thousand and the language and requirements related to the Agreed Upon Procedures provided by independent accountants were amended to be more appropriate for the underlying collateral.

On August 23, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended. This amendment contained certain conforming changes that are not material.

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

As of June 30, 2023 and December 31, 2022, the Company had total senior securities of $78,450 thousand and $83,150 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 168.5% and 160.6%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $2,083 thousand and $4,137 thousand, respectively. For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $1,320 thousand and $2,308 thousand, respectively. These expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2023 and June 30, 2022 we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of June 30, 2023 and December 31, 2022, the Company had unfunded commitments of zero and $74 thousand, respectively.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023 and December 31, 2022, we had a total of zero and $74 thousand, respectfully in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of June 30, 2023, affiliates owned approximately 42% of the Company representing approximately $22,593 thousand of the Company’s net assets. During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company. As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2023 and June 30, 2022, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and six months ended June 30, 2023 and June 30, 2022, the Company incurred $20 thousand and $40 thousand in directors’ fees expense, respectively.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and six months ended June 30, 2023 and June 30, 2022 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period.

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

On August 11, 2023, the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three and six months ended June 30, 2023 and were zero and $320 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On August 11, 2023, the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On July 3, 2023, the Company issued and sold 11,144 shares of its common stock to certain investors for an aggregate offering price of $105 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On July 10, 2023, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended. This amendment contained certain conforming changes that are not material.

On July 19, 2023, the Company paid approximately $149 thousand for the approximately 15,844 shares tendered and accepted at the close of the June 2023 tender offer.

On August 1, 2023, the Company issued and sold 25,555 shares of its common stock to certain investors for an aggregate offering price of $247 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of June 30, 2023, 100% of our loan portfolio bore interest at floating rates with 65.7% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the LIBOR and SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of June 30, 2023
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4,089	$(2,397)	$1,692
Up 200 basis points	2,726	(1,598)	1,128
Up 100 basis points	1,363	(799)	564
Down 100 basis points	(1,363)	799	564
Down 200 basis points	(2,726)	1,598	1,128
Down 300 basis points	(4,089)	2,397	1,692

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the six months ended June 30, 2023, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

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

Steele Creek Capital Corporation

Date: August 11, 2023	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: August 11, 2023	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)