Form 10-Q
period 2023-09-30
Steele Creek Capital Corp
filed 2023-11-13
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant had 6,348,665 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $140,749 and $137,084, respectively)	$136,597	$127,619
Cash	5,002	4,693
Receivable for investments sold	24,082	18,277
Prepaid expenses and other assets	236	218
Interest receivable	812	363
Total assets	$166,729	$151,170

Liabilities
Credit facility	86,312	83,150
Payable for investments purchased	22,152	15,253
Management fees payable	332	319
Interest payable	33	28
Incentive fees payable	85	24
Accounts payable and accrued expenses	499	664
Distributions payable	1,116	1,357
Total liabilities	110,529	100,795

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 5,758,737 shares authorized, 5,758,737 and 5,643,073 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	62,646	60,372
Total distributable (deficit)	(6,452)	(10,003)
Total net assets	$56,200	$50,375

Total liabilities and net assets	$166,729	$151,170

Net asset value per share	$9.76	$8.93

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2022

Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$3,554	$10,026	$2,268	$5,545
Other income	35	35	-	-
Total investment income	3,589	10,061	2,268	5,545

Expenses:
Management fees	400	1,147	385	1,231
Interest and debt financing expenses	1,461	4,097	826	1,670
Professional fees	95	285	97	254
Incentive fees	85	161	-	(110)
Administration expenses	61	176	47	150
Directors’ fees	20	60	20	60
Custody fees	11	34	14	29
Other general and administrative expenses	200	510	203	618
Total expenses	2,333	6,470	1,592	3,902
Less: management fees waived	(68)	(495)	(62)	(543)
Less: incentive fees waived	-	(8)	-	-
Net expenses	2,265	5,967	1,530	3,359
Net investment income	1,324	4,094	738	2,186

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	1	(1,418)	91	257
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliated company investments	1,851	5,312	(1,710)	(10,406)

Total net realized and unrealized (loss) gain on investments	1,852	3,894	(1,619)	(10,149)

Net (decrease) increase in net assets resulting from operations	$3,176	$7,988	$(881)	$(7,963)

Per share data:
Net investment income per share - basic and diluted	$0.23	$0.72	$0.14	$0.43
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.55	$1.40	$(0.16)	$(1.55)
Weighted average shares outstanding - basic and diluted	5,738	5,701	5,426	5,131

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operations
Net investment income	$1,324	$4,094	$738	$2,186
Net realized (loss) gain on investments	1	(1,418)	91	257
Net change in unrealized appreciation (depreciation) on investments	1,851	5,312	(1,710)	(10,406)
Net increase (decrease) in net assets resulting from operations	3,176	7,988	(881)	(7,963)

Distributions to Stockholders
Distributions of realized income	(1,116)	(3,242)	(772)	(2,386)

Capital Share Transactions
Issuance of common shares	523	2,274	2,026	12,316
Repurchase of common shares	(149)	(1,195)	-	-
Total Capital Share Transactions	374	1,079	2,026	12,316

Net Assets
Net increase (decrease) in net assets during the period	2,434	5,825	373	1,967
Net assets at beginning of period	53,766	50,375	48,587	46,993
Net assets at end of period	56,200	56,200	48,960	48,960

Capital Share Activity
Issuance of common shares	39	116	217	1,181
Shares issued and outstanding at beginning of period	5,720	5,643	5,275	4,311
Shares issued and outstanding at end of period	5,759	5,759	5,492	5,492

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statement of Cash Flows

(unaudited)

(in thousands, except per share data)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,988	$(7,963)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(144,118)	(133,566)
Proceeds from sales of investments and paydowns	139,561	103,058
Payment in-kind interest income	(222)	-
Amortization of premium/accretion of discount, net	(305)	(146)
Net realized loss (gain) on investments	1,418	(257)
Net change in unrealized (appreciation) depreciation on investments	(5,312)	10,406
Changes in operating assets and liabilities:
Receivable for investments sold	(5,805)	59,288
Prepaid expenses and other assets	(18)	(14)
Interest receivable	(449)	1
Payable for investments purchased	6,899	(48,792)
Management fees payable	13	55
Interest payable	5	1
Incentive fees payable	61	(309)
Accounts payable and accrued expenses	(165)	229
Directors’ fees payable	-	(17)
Net cash provided by (used in) operating activities	(449)	(18,026)

Cash flows from financing activities:
Proceeds from issuance of common shares	2,274	12,316
Repurchase of common shares	(1,195)	-
Proceeds from issuance of debt	9,262	19,800
Repayments on debt	(6,100)	(5,530)
Stockholder distributions paid	(3,483)	(2,721)
Net cash (used in) provided by financing activities	758	23,865

Net increase in Cash	309	5,839
Cash, beginning of period	4,693	8,449
Cash, end of period	$5,002	$14,288

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$4,091	$1,669

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Non-controlled/Non-Affiliate Investments -243.1% of Shareholder’s Equity (4)
Investments made in the United States
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	9.33%	S + 4.00%	5.33%	855	$852	$846	1.5%
HDT Holdco, Inc.	First Lien - Term Loan	7/8/2027	11.40%	S + 6.01%	5.39%	509	498	249	0.4%
LSF11 Trinity Bidco, Inc.	First Lien - Term Loan	6/14/2030	9.83%	S + 4.50%	5.33%	499	491	499	0.9%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	10.99%	S + 5.50%	5.49%	918	889	878	1.6%
Peraton Corp.	First Lien - Term Loan	2/1/2028	9.17%	S + 3.85%	5.32%	954	951	954	1.7%
Propulsion (BC) Midco SARL	First Lien - Term Loan	9/14/2029	9.14%	S + 3.75%	5.39%	993	989	993	1.8%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2028	8.92%	S + 3.60%	5.32%	985	982	987	1.8%
Total Aerospace & Defense							5,652	5,406	9.7%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	9.93%	S + 4.61%	5.32%	970	965	953	1.7%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.88%	S + 5.43%	5.45%	248	239	245	0.4%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.88%	S + 5.00%	5.88%	980	980	969	1.7%
Holley Inc.	First Lien - Term Loan	11/17/2028	9.40%	S + 3.75%	5.65%	906	907	877	1.6%
Phinia Inc.	First Lien - Term Loan	7/3/2028	9.49%	S + 4.10%	5.39%	500	481	501	0.9%
RealTruck Group, Inc.	First Lien - Term Loan	1/31/2028	10.46%	S + 5.11%	5.35%	1,000	975	980	1.7%
Total Automotive							4,547	4,525	8.0%

Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	2/19/2028	8.18%	S + 2.86%	5.32%	496	492	497	0.9%
AssuredPartners, Inc.	First Lien - Term Loan	2/12/2027	8.82%	S + 3.50%	5.32%	985	984	984	1.8%
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/2027	8.92%	S + 3.60%	5.32%	748	743	743	1.3%
Blackstone Mortgage Trust, Inc.	First Lien - Term Loan	5/9/2029	8.82%	S + 3.50%	5.32%	842	832	829	1.5%
Citadel Securities LP	First Lien - Term Loan	7/29/2030	7.93%	S + 2.61%	5.32%	1,451	1,441	1,450	2.6%
Cushman & Wakefield U.S. Borrower, LLC	First Lien - Term Loan	1/31/2030	8.67%	S + 3.35%	5.32%	499	490	492	0.9%
DRW Holdings, LLC	First Lien - Term Loan	3/1/2028	9.18%	S + 3.86%	5.32%	531	529	531	0.9%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
FinCo I LLC	First Lien - Term Loan	6/27/2029	8.37%	S + 3.00%	5.37%	748	744	749	1.3%
Greystar Real Estate Partners, LLC	First Lien - Term Loan	8/21/2030	9.15%	S + 3.75%	5.40%	528	520	528	0.9%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	12/12/2029	8.64%	S + 3.25%	5.39%	113	111	113	0.2%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	8.18%	S + 2.86%	5.32%	977	971	976	1.7%
KREF Holdings X LLC	First Lien - Term Loan	9/1/2027	8.94%	S + 3.61%	5.33%	491	491	484	0.9%
LendingTree, Inc.	First Lien - Term Loan	9/15/2028	9.20%	S + 3.86%	5.33%	1,485	1,484	1,243	2.2%
Newport Parent, Inc.	First Lien - Term Loan	12/10/2027	11.93%	S + 6.50%	5.43%	811	788	814	1.4%
OFSBS 2022-11A	Collateralized Loan Obligation	10/18/2035	8.89%	S + 3.50%	5.39%	1,000	1,000	1,000	1.8%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	13.95%	S + 8.85%	5.10%	1,000	983	1,005	1.8%
Osaic Holdings, Inc.	First Lien - Term Loan	8/17/2028	9.82%	S + 4.50%	5.32%	468	463	468	0.8%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	8.18%	S + 2.86%	5.32%	982	956	966	1.7%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2024	9.79%	S + 4.40%	5.39%	693	456	437	0.8%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2025	8.92%	S + 3.60%	5.32%	1,558	1,548	1,488	2.6%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/2027	8.42%	S + 3.10%	5.32%	487	489	488	0.9%
Sound Point CLO	Collateralized Loan Obligation	7/26/2036	14.23%	S + 8.81%	5.42%	500	468	495	0.9%
Total Banking, Finance, Insurance & Real Estate							16,983	16,780	29.8%

Beverage, Food & Tobacco
Flynn Restaurant Group LP	First Lien - Term Loan	12/1/2028	9.68%	S + 4.36%	5.32%	750	744	748	1.3%
Total Beverage, Food & Tobacco							744	748	1.3%

Capital Equipment
American Trailer World Corp.	First Lien - Term Loan	3/3/2028	9.17%	S + 3.85%	5.32%	679	674	654	1.2%
Chart Industries, Inc.	First Lien - Term Loan	3/15/2030	9.17%	S + 3.85%	5.32%	997	993	1,000	1.8%
DS Parent, Inc.	First Lien - Term Loan	12/10/2028	11.34%	S + 5.75%	5.59%	913	890	905	1.6%
Energy Acquisition LP	First Lien - Term Loan	6/26/2025	9.77%	S + 4.35%	5.42%	623	623	619	1.1%
Novae LLC	First Lien - Term Loan	12/22/2028	10.34%	S + 5.25%	5.09%	1,972	1,923	1,841	3.3%
Total Capital Equipment							5,103	5,019	9.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	9.12%	S + 3.75%	5.37%	1,201	1,192	1,175	2.1%
Bakelite UK Intermediate Ltd.	First Lien - Term Loan	5/29/2029	9.54%	S + 4.15%	5.39%	988	984	979	1.7%
DCG Acquisition Corp.	First Lien - Term Loan	9/30/2026	9.92%	S + 4.60%	5.32%	1,219	1,220	1,211	2.2%
H.B. Fuller Company	First Lien - Term Loan	2/15/2030	7.57%	S + 2.25%	5.32%	118	118	119	0.2%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2028	8.69%	S + 3.36%	5.33%	491	490	490	0.9%
Tronox Finance LLC	First Lien - Term Loan	8/16/2028	8.83%	S + 3.50%	5.33%	1,000	990	993	1.8%
Total Chemicals, Plastics, & Rubber							4,994	4,967	8.9%

Construction & Building
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	8.42%	S + 3.01%	5.41%	715	710	716	1.3%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	4/27/2027	10.69%	S + 5.36%	5.33%	494	485	497	0.9%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	8.68%	S + 3.35%	5.33%	633	627	632	1.1%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	9.67%	S + 4.35%	5.32%	1,234	1,203	1,239	2.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	8.90%	S + 3.50%	5.40%	1,000	995	997	1.8%
Total Construction & Building							4,020	4,081	7.3%

Consumer Goods: Durable
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.)	First Lien - Term Loan	12/15/2026	10.43%	S + 5.00%	5.43%	993	983	973	1.7%
Hunter Douglas Holding B.V.	First Lien - Term Loan	2/26/2029	8.89%	S + 3.50%	5.39%	988	984	964	1.7%
LHS Borrower, LLC	First Lien - Term Loan	2/16/2029	10.17%	S + 4.85%	5.32%	655	650	601	1.1%
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	9.40%	S + 4.01%	5.39%	427	427	381	0.7%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	9.79%	S + 4.40%	5.39%	983	980	934	1.7%
Recess Holdings, Inc.	First Lien - Term Loan	3/29/2027	9.38%	S + 4.00%	5.38%	633	627	633	1.1%
Total Consumer Goods: Durable							4,651	4,486	8.0%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	9.18%	S + 3.86%	5.32%	1,129	1,125	1,085	1.9%
Total Consumer Goods: Non-Durable							1,125	1,085	1.9%

Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/2026	10.17%	S + 4.75%	5.42%	485	484	487	0.9%
Pactiv Evergreen Inc.	First Lien - Term Loan	9/24/2028	8.68%	S + 3.25%	5.43%	982	959	983	1.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Plaze, Inc.	First Lien - Term Loan	8/3/2026	9.18%	S + 3.86%	5.32%	656	649	635	1.1%
Sabert Corporation	First Lien - Term Loan	12/10/2026	9.93%	S + 4.61%	5.32%	876	875	879	1.6%
Total Containers, Packaging & Glass							2,967	2,984	5.3%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	8.93%	S + 3.61%	5.32%	938	935	940	1.7%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/2027	9.93%	S + 4.61%	5.32%	802	786	800	1.4%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.91%	S + 4.61%	5.30%	929	910	930	1.7%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.91%	S + 4.61%	5.30%	71	70	72	0.1%
Total Energy: Electricity							2,701	2,742	4.9%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/13/2028	9.04%	S + 3.76%	5.28%	663	666	664	1.2%
AL NGPL Holdings, LLC	First Lien - Term Loan	4/13/2028	9.29%	S + 4.01%	5.28%	412	404	413	0.7%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	8.90%	S + 3.50%	5.40%	187	187	187	0.3%
CQP Holdco LP	First Lien - Term Loan	6/5/2028	8.99%	S + 3.60%	5.39%	1,222	1,218	1,225	2.2%
Delek US Holdings, Inc.	First Lien - Term Loan	11/19/2029	8.92%	S + 3.60%	5.32%	626	603	623	1.1%
GIP Pilot Acquisition Partners LP	First Lien - Term Loan	10/4/2030	8.33%	S + 3.00%	5.33%	211	210	211	0.4%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/2026	10.17%	S + 4.85%	5.32%	500	494	500	0.9%
Traverse Midstream Partners LLC	First Lien - Term Loan	2/16/2028	9.22%	S + 3.85%	5.37%	412	410	413	0.7%
Total Energy: Oil & Gas							4,192	4,236	7.5%

Forest Products & Paper
Schweitzer-Mauduit International, Inc.	First Lien - Term Loan	4/20/2028	9.18%	S + 3.86%	5.32%	978	971	968	1.7%
Total Forest Products & Paper							971	968	1.7%

Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	First Lien - Term Loan	12/31/2023	10.79%	S + 5.40%	5.39%	490	488	479	0.9%
Amneal Pharmaceuticals	First Lien - Term Loan	5/4/2025	8.93%	S + 3.61%	5.32%	989	932	974	1.7%
ANI Pharmaceuticals, Inc.	First Lien - Term Loan	11/19/2027	11.43%	S + 6.11%	5.32%	983	973	983	1.7%
ASP Navigate Acquisition Corp.	First Lien - Term Loan	10/6/2027	9.88%	S + 4.51%	5.37%	980	980	977	1.7%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	9.79%	S + 4.40%	5.39%	247	240	208	0.4%
Aveanna Healthcare LLC	First Lien - Term Loan	7/17/2028	9.27%	S + 3.85%	5.42%	425	425	384	0.7%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	9.97%	S + 4.60%	5.37%	983	979	958	1.7%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/1/2024	10.23%	L + 4.50%	5.73%	888	881	784	1.4%
CCRR Parent, Inc.	First Lien - Term Loan	3/6/2028	9.18%	S + 3.86%	5.32%	975	972	934	1.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	9.43%	S + 4.00%	5.43%	946	943	905	1.6%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	9.88%	S + 4.51%	5.37%	1,218	1,217	1,181	2.1%
Global Medical Response, Inc.	First Lien - Term Loan	10/2/2025	9.78%	S + 4.51%	5.27%	486	482	342	0.6%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	10.18%	S + 4.85%	5.33%	943	938	917	1.6%
Help at Home, LLC	First Lien - Term Loan	10/29/2027	10.42%	S + 5.00%	5.42%	998	985	989	1.8%
Help at Home, LLC	First Lien - Delayed Draw Loan	10/29/2027	10.42%	S + 5.00%	5.42%	126	125	125	0.2%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	10.38%	S + 4.75%	5.63%	978	965	913	1.6%
Pacific Dental Services, LLC	First Lien - Term Loan	5/5/2028	8.93%	S + 3.61%	5.32%	210	210	210	0.4%
PDS Holdco Inc.	First Lien - Term Loan	8/18/2028	10.18%	S + 4.76%	5.42%	1,337	1,333	1,102	2.0%
PDS Holdco Inc.	First Lien - Delayed Draw Loan	8/18/2028	10.18%	S + 4.76%	5.42%	137	137	113	0.2%
Select Medical Corporation	First Lien - Term Loan	3/6/2027	8.32%	S + 3.00%	5.32%	105	104	105	0.2%
Sotera Health Holdings, LLC	First Lien - Term Loan	12/11/2026	9.07%	S + 3.75%	5.32%	219	214	220	0.4%
TTF Holdings, LLC	First Lien - Term Loan	3/31/2028	9.43%	S + 4.11%	5.32%	635	631	635	1.1%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	9.69%	S + 4.36%	5.33%	1,091	1,088	1,004	1.8%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	10.74%	S + 5.35%	5.39%	983	977	955	1.7%
Total Healthcare & Pharmaceuticals							17,219	16,397	29.2%

High Tech Industries
Casa Systems, Inc.	First Lien - Term Loan	12/20/2027	12.22%	S + 6.93%	5.29%	1,277	1,277	994	1.8%
Casa Systems, Inc. (3)	Equity	—	—	—	—	65	—	39	0.1%
Casa Systems, Inc.	Warrants	—	—	—	—	33	—	—	0.0%
Casa Systems, Inc.	Warrants	—	—	—	—	33	—	—	0.0%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	9.02%	S + 3.65%	5.37%	985	978	976	1.7%
Ingram Micro Inc.	First Lien - Term Loan	6/30/2028	8.65%	S + 3.26%	5.39%	730	725	730	1.3%
LogMeIn, Inc.	First Lien - Term Loan	8/31/2027	10.27%	S + 4.90%	5.37%	973	958	650	1.1%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/2026	10.49%	S + 5.10%	5.39%	718	716	720	1.3%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	9.77%	S + 4.40%	5.37%	1,485	1,473	1,244	2.2%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/11/2025	9.65%	S + 4.26%	5.39%	998	994	984	1.7%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	9.68%	S + 4.36%	5.32%	753	742	743	1.3%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	9.65%	S + 4.00%	5.65%	1,374	1,365	1,271	2.3%
Vision Solutions, Inc. (Precisely Software Incorporated)	First Lien - Term Loan	4/24/2028	9.61%	S + 4.26%	5.35%	979	977	951	1.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	9.38%	S + 4.01%	5.37%	840	835	835	1.5%
Zotec Partners, LLC	First Lien - Term Loan	2/14/2024	9.40%	S + 4.01%	5.39%	993	982	902	1.6%
Total High Tech Industries							12,022	11,039	19.6%

Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	9.68%	S + 4.25%	5.43%	985	977	988	1.8%
ClubCorp Holdings, Inc.	First Lien - Term Loan	9/18/2024	8.18%	L + 2.75%	5.43%	493	486	487	0.9%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/27/2029	9.32%	S + 4.00%	5.32%	985	984	977	1.7%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/27/2028	9.18%	S + 3.86%	5.32%	197	196	198	0.4%
Kingpin Intermediate Holdings LLC	First Lien - Term Loan	2/8/2028	8.82%	S + 3.50%	5.32%	300	297	299	0.5%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.93%	S + 3.61%	5.32%	426	425	375	0.7%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.93%	S + 3.61%	5.32%	272	272	240	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	6/30/2028	10.42%	S + 5.10%	5.32%	347	332	308	0.5%
Total Hotel, Gaming & Leisure							3,969	3,872	6.9%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	8.92%	S + 3.60%	5.32%	985	977	945	1.7%
Thryv, Inc.	First Lien - Term Loan	3/1/2026	13.93%	S + 8.61%	5.32%	819	816	821	1.4%
Total Media: Advertising, Printing & Publishing							1,793	1,766	3.1%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	9.20%	S + 3.86%	5.33%	500	501	497	0.9%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	9.17%	S + 3.85%	5.32%	741	722	521	0.9%
Total Media: Broadcasting & Subscription							1,223	1,018	1.8%

Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	9.19%	S + 3.86%	5.33%	1,316	1,311	1,317	2.3%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	9.18%	S + 3.86%	5.32%	973	969	972	1.7%
Rent-A-Center, Inc.	First Lien - Term Loan	2/17/2028	8.88%	S + 3.51%	5.37%	549	549	548	1.0%
Total Retail							2,829	2,837	5.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/2027	9.24%	S + 3.85%	5.39%	978	978	972	1.7%
Artera Services, LLC	First Lien - Term Loan	3/6/2025	8.99%	S + 3.50%	5.49%	978	972	919	1.6%
ASGN Incorporated (fka On Assignment, Inc.)	First Lien - Term Loan	8/30/2030	7.57%	S + 2.25%	5.32%	750	748	754	1.4%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	11.27%	S + 5.90%	5.37%	988	967	975	1.7%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	10.12%	S + 4.75%	5.37%	1,119	1,101	1,092	1.9%
Energize Holdco LLC	First Lien - Term Loan	12/8/2028	9.18%	S + 3.86%	5.32%	864	861	855	1.5%
GTCR W Merger Sub LLC	First Lien - Term Loan	9/20/2030	8.33%	S + 3.00%	5.33%	750	746	750	1.3%
Indy US Bidco, LLC	First Lien - Term Loan	3/6/2028	9.07%	S + 3.75%	5.32%	488	486	468	0.8%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	9.90%	S + 4.50%	5.40%	979	976	980	1.8%
Phoenix Services International LLC	First Lien - Term Loan	6/30/2028	11.42%	S + 6.00%	5.42%	370	370	345	0.6%
Phoenix Services International LLC	Equity	—	—	—	—	31	311	291	0.5%
Pitney Bowes Inc.	First Lien - Term Loan	3/17/2028	9.43%	S + 4.11%	5.32%	975	968	941	1.7%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/2027	8.92%	S + 3.60%	5.32%	987	987	987	1.8%
Rockwood Service Corporation	First Lien - Term Loan	1/23/2027	9.43%	S + 4.11%	5.32%	249	249	251	0.5%
Sitel Group	First Lien - Term Loan	8/28/2028	9.18%	S + 3.86%	5.32%	1,470	1,465	1,438	2.6%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	9.43%	S + 4.11%	5.32%	980	976	956	1.7%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	8.07%	S + 2.75%	5.32%	980	978	982	1.8%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.95%	S + 3.61%	5.33%	983	979	968	1.7%
VM Consolidated, Inc.	First Lien - Term Loan	3/24/2028	8.68%	S + 3.36%	5.32%	2	2	2	0.0%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/30/2026	8.93%	S + 3.61%	5.32%	416	414	417	0.7%
Total Services: Business							15,534	15,343	27.3%

Services: Consumer
WW International, Inc.	First Lien - Term Loan	4/13/2028	8.93%	S + 3.61%	5.32%	945	942	719	1.3%
Total Services: Consumer							942	719	1.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Telecommunications
CCI Buyer, Inc.	First Lien - Term Loan	12/17/2027	9.39%	S + 4.00%	5.39%	975	969	964	1.7%
Ciena Corporation	First Lien - Term Loan	1/18/2030	7.82%	S + 2.50%	5.32%	995	991	999	1.8%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/2026	10.37%	L + 5.00%	5.37%	1,462	1,448	905	1.6%
Digi International Inc.	First Lien - Term Loan	11/1/2028	10.43%	S + 5.00%	5.43%	666	656	666	1.2%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	9.39%	S + 4.00%	5.39%	296	291	297	0.5%
Iridium Satellite LLC	First Lien - Term Loan	9/20/2030	7.82%	S + 2.50%	5.32%	52	52	52	0.1%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	10.39%	S + 5.01%	5.38%	1,300	1,291	1,037	1.8%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	12.39%	S + 7.00%	5.39%	990	959	877	1.6%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	8.43%	S + 3.11%	5.32%	1,000	997	820	1.5%
Total Telecommunications							7,654	6,617	11.8%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	9/30/2028	9.68%	S + 4.36%	5.32%	980	977	962	1.7%
Clue Opco LLC	First Lien - Term Loan	9/20/2030	9.83%	S + 4.50%	5.33%	750	720	734	1.3%
Daseke Companies, Inc.	First Lien - Term Loan	3/9/2028	9.43%	S + 4.11%	5.32%	800	797	794	1.4%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.92%	S + 3.60%	5.32%	985	984	954	1.7%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	3/24/2026	9.73%	S + 4.43%	5.30%	249	247	250	0.5%
XPO, Inc.	First Lien - Term Loan	5/24/2028	7.32%	S + 2.00%	5.32%	1,000	995	1,005	1.8%
Total Transportation: Cargo							4,720	4,699	8.4%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	12/1/2027	7.67%	S + 2.35%	5.32%	608	592	608	1.1%
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	6/22/2028	7.82%	S + 2.50%	5.32%	309	306	310	0.6%
Brown Group Holding, LLC	First Lien - Term Loan	7/2/2029	9.17%	S + 3.75%	5.42%	995	985	996	1.8%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.50%	S + 3.26%	5.24%	360	358	351	0.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.50%	S + 3.26%	5.24%	135	134	132	0.2%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/23/2029	9.17%	S + 3.85%	5.32%	633	631	635	1.1%
United AirLines, Inc.	First Lien - Term Loan	4/21/2028	9.18%	S + 3.86%	5.32%	776	773	778	1.4%
Total Transportation: Consumer							3,779	3,810	6.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (4)
Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	7.57%	S + 2.25%	5.32%	250	248	249	0.4%
PG&E Corporation	First Lien - Term Loan	6/23/2025	8.43%	S + 3.11%	5.32%	484	483	485	0.9%
Total Utilities: Electric							731	734	1.3%

Total Investments made in the United States							131,065	126,878	225.8%

Investments made in Canada
Hotel, Gaming & Leisure
Ontario Gaming GTA Limited Partnership	First Lien - Term Loan	8/1/2030	9.64%	S + 4.25%	5.39%	173	171	173	0.3%
Total Hotel, Gaming & Leisure							171	173	0.3%

Retail
1011778 B.C. Unlimited Liability Company	First Lien - Term Loan	9/23/2030	7.57%	S + 2.25%	5.32%	1,000	995	997	1.8%
Total Retail							995	997	1.8%

Total Investments made in Canada							1,166	1,170	2.1%

Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l.	First Lien - Term Loan	7/31/2029	9.89%	S + 4.50%	5.39%	249	247	249	0.4%
Total Healthcare & Pharmaceuticals							247	249	0.4%

Total Investments made in France							247	249	0.4%

Investments made in Germany
High Tech Industries
Mosel Bidco SE	First Lien - Term Loan	9/16/2030	10.14%	S + 4.75%	5.39%	211	209	211	0.4%
Total High Tech Industries							209	211	0.4%

Total Investments made in Germany							209	211	0.4%

Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing DAC	First Lien - Term Loan	11/5/2028	7.65%	S + 2.26%	5.39%	1,500	1,496	1,501	2.7%
Total Aerospace & Defense							1,496	1,501	2.7%

Services: Consumer
Cimpress plc	First Lien - Term Loan	5/17/2028	8.93%	S + 3.61%	5.32%	978	971	971	1.7%
Total Services: Consumer							971	971	1.7%

Transportation: Consumer
Delos Aircraft Designated Activity Company	First Lien - Term Loan	10/31/2027	7.39%	S + 2.00%	5.39%	500	500	501	0.9%
Total Transportation: Consumer							500	501	0.9%

Total Investments made in Ireland							2,967	2,973	5.3%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l.	First Lien - Term Loan	7/7/2028	9.00%	S + 3.95%	5.05%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Telecommunications
Venga Finance S.a r.l.	First Lien - Term Loan	6/28/2029	10.43%	S + 5.01%	5.42%	990	965	985	1.8%
Zacapa S.a r.l.	First Lien - Term Loan	3/22/2029	9.39%	S + 4.00%	5.39%	984	982	979	1.7%
Total Telecommunications							1,947	1,964	3.5%

Total Investments made in Luxembourg							1,961	1,977	3.5%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2023

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost		Fair Value		% of Net Assets (4)
Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V.	First Lien - Term Loan	4/3/2028	9.43%	S + 4.10%	5.33%	867		855		858	1.5%
Total Chemicals, Plastics, & Rubber								855		858	1.5%

Total Investments made in the Netherlands							855		858		1.5%

Investments made in the United Kingdom
Aerospace & Defense
Bleriot US Bidco Inc.	First Lien - Term Loan	10/31/2028	9.65%	S + 4.26%	5.39%	499		496		500	0.9%
Total Aerospace & Defense								496		500	0.9%

Banking, Finance, Insurance & Real Estate
HIG Finance 2 Limited	First Lien - Term Loan	11/12/2027	8.69%	S + 3.25%	5.44%	1,462		1,463		1,460	2.6%
Total Banking, Finance, Insurance & Real Estate								1,463		1,460	2.6%

Chemicals, Plastics, & Rubber
Ineos US Finance LLC	First Lien - Term Loan	2/18/2030	8.92%	S + 3.60%	5.32%	204		202		203	0.4%
Ineos Quattro Holdings UK Limited	First Lien - Term Loan	3/14/2030	9.17%	S + 3.85%	5.32%	119		118		118	0.2%
Total Chemicals, Plastics, & Rubber								320		321	0.6%

Total Investments made in the United Kingdom								2,279		2,281	4.1%

Total Non-controlled/Non-Affiliate Investments								$140,749		$136,597	243.10%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”)which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at September 30, 2023. As of September 30, 2023, rates for 1M L, 3M L and 6M L are 5.43%, 5.66% and 5.90%, respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of September 30, 2023, rates for 1M S, 3M S, 6M S, and 12M S are 5.32%, 5.40%, 5.47%, and 5.47% respectively.

(3)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (See Note 4).

(4)	Percentages are based on net assets of $56,200 as of September 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -253.30% of Shareholder’s Equity (3)
Investments made in the United States
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	8.76%	S + 4.00%	4.76%	862	$858	$842	1.7%
HDT Holdco, Inc.	First Lien - Term Loan	7/8/2027	10.48%	L + 5.75%	4.73%	527	514	450	0.9%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	10.23%	L + 5.50%	4.73%	926	892	852	1.7%
Peraton Corp.	First Lien - Term Loan	2/1/2028	8.13%	L + 3.75%	4.38%	965	961	944	1.9%
Propulsion (BC) Midco SARL	First Lien - Term Loan	9/14/2029	8.58%	S + 4.00%	4.58%	1,000	996	975	1.9%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.)	First Lien - Term Loan	1/15/2027	8.82%	S + 4.50%	4.32%	499	484	494	0.9%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2028	7.88%	L + 3.50%	4.38%	993	988	977	1.9%
Total Aerospace & Defense							5,693	5,534	10.9%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	8.79%	L + 4.50%	4.29%	1,480	1,472	1,437	2.8%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	8.37%	S + 5.00%	3.37%	987	987	940	1.9%
Gates Global LLC	First Lien - Term Loan	11/16/2029	7.82%	S + 3.50%	4.32%	499	484	496	1.0%
Holley Inc.	First Lien - Term Loan	11/17/2028	8.42%	L + 3.75%	4.67%	930	931	813	1.6%
Total Automotive							3,874	3,686	7.3%

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Utilities: Electric
PG&E Corporation	First Lien - Term Loan	6/23/2025	7.44%	L + 3.00%	4.44%	488	486	484	1.0%
Total Utilities: Electric							486	484	1.0%

Utilities: Oil & Gas
AL GCX Holdings, LLC	First Lien - Term Loan	5/17/2029	7.57%	S + 3.90%	3.67%	90	90	89	0.2%
Total Utilities: Oil & Gas							90	89	0.2%

Total Investments made the in United States							130,209	120,959	240.1%

Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing DAC	First Lien - Term Loan	11/2/2028	6.73%	L + 2.00%	4.73%	1,000	998	997	2.0%
Total Aerospace & Defense							998	997	2.0%

Services: Consumer
Cimpress plc	First Lien - Term Loan	5/17/2028	7.88%	L + 3.50%	4.38%	985	977	889	1.8%
Total Services: Consumer							977	889	1.8%

Total Investments made in Ireland							1,975	1,886	3.8%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l.	First Lien - Term Loan	7/7/2028	9.03%	L + 4.30%	4.73%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Telecommunications
Venga Finance S.a r.l.	First Lien - Term Loan	6/28/2029	9.48%	L + 4.75%	4.73%	998	970	919	1.8%
Zacapa S.a r.l.	First Lien - Term Loan	3/22/2029	8.83%	S + 4.25%	4.58%	1,481	1,477	1,427	2.8%
Total Telecommunications							2,447	2,346	4.6%

Total Investments made in Luxembourg							$2,461	$2,359	4.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Par Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the Netherlands
Hotel, Gaming & Leisure
Playa Resorts Holding B.V.	First Lien - Term Loan	1/5/2029	8.58%	S + 4.25%	4.33%	1,000	965	977	1.9%
Total Hotel, Gaming & Leisure							965	977	1.9%

Total Investments made in the Netherlands							$965	$977	1.9%

Investments made in the United Kingdom
Banking, Finance, Insurance & Real Estate
HIG Finance 2 Limited	First Lien - Term Loan	11/12/2027	7.69%	L + 3.25%	4.44%	1,474	1,474	1,438	2.9%
Total Banking, Finance, Insurance & Real Estate							1,474	1,438	2.9%

Total Investments made in the United Kingdom							$1,474	$1,438	2.9%

Total Non-controlled/Non-Affiliated Investments							$137,084	$127,619	253.3%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2022. As of December 31, 2022, rates for 1M L, 3M L, 6M L, and 12M L are 4.39%, 4.77%, 5.14%, and 5.48% respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of December 31, 2022, rates for 1M S, 3M S, 6M S, and 12M S are 4.36%, 4.59%, 4.78%, and 4.87% respectively.

(3)	Percentages are based on net assets of $50,375 thousand as of December 31, 2022.

(4)	Of the entire $170 thousand commitment to Confluent Health, LLC, $74 thousand was unfunded as of December 31, 2022.

(5)	Investment or a portion of the investment was on non-accrual status as of December 31, 2022.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three months ended September 30, 2023 there were no loans on non-accrual status. For the nine months ended September 30, 2023, there was one loan in non-accrual status, that was no longer held at quarter end. For the three and nine months ended September 30, 2022, there was one loan in non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of September 30, 2023, and December 31, 2022, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliated of a company if we own 5% or more of the voting securities of such company. As of September 30, 2023 and December 31, 2022, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three and nine months ended September 30, 2023 there were term loans and equity investments that transferred from level 3 to level 2 at quarter end. The transfer between levels was made due to availability of broker quotes and increased trading volume for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022 there were no transfers between levels.

Income Taxes - For the three and nine months ended September 30, 2023 and September 30, 2022, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

Gross management fees for the three and nine months ended September 30, 2023 were $400 thousand and $1,147 thousand, respectively. Net management fees for the three and nine months ended September 30, 2023 were $332 thousand and $652 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three and nine months ended September 30, 2023, the Investment Advisor earned a gross income incentive fee of $85 thousand and $161 thousand, respectively, and did not earn a capital incentive fee.

For the three and nine months ended September 30, 2022, the Company did not earn an incentive fee. For the nine months ended September 30, 2022, the company returned $110 thousand of accrued incentive fees. This reversal was necessary due to the company’s performance in the first quarter of 2022.

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

For the three and nine months ended September 30, 2023 and September 30, 2022, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and nine months ended September 30, 2023 the Investment Advisor waived $68 thousand and $172 thousand, respectively. For the three and nine months ended September 30, 2022 the Company waived $62 thousand and $286 thousand, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended September 30, 2023 produced realized income sufficient to charge a full management fee. Therefore, this waiver was not used for the three months ended September 30, 2023. The Company’s performance for the nine months ended September 30, 2023 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $323 thousand of management fees for the nine months ended September 30, 2023.

The Company’s performance for the three months ended September 30, 2022 produced realized income sufficient to charge a full management fee. Therefore, this waiver was not used for the three months ended September 30, 2022. The Company’s performance for the nine months ended September 30, 2022 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived $257 thousand of management fees for the nine months ended September 30, 2022.

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

Related Party Transactions

As of September 30, 2023, affiliates owned approximately 42% of the Company representing approximately $23,459 thousand of the Company’s net assets. During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company. As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2023 and September 30, 2022 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2023 and September 30, 2022, the Company incurred $20 thousand and $60 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of September 30, 2023:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Term Loans	$133,529	$-	$133,529	$-
Collateralized Loan Obligations	2,500	-	2,500	-
Delayed Draw Loan	238	-	238	-
Equity	330	-	291	39
Total Investments	$136,597	$-	$136,558	$39

The following fair value hierarchy table sets forth our investments by level as of December 31, 2022:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Term Loans	$126,370	$-	$126,370	$-
Collateralized Loan Obligations	-	-	-	-
Delayed Draw Loan	1,249	-	1,249	-
Equity	-	-	-	-
Total Investments	$127,619	$-	$127,619	$-

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2023, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Equity	39	Illiquidity Discount	Illiquidity Discount	0%	100%	30%
Total	$39

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to value if input increases	Impact to value if input decreases
Illiquidity Discount	Decreases	Increase

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2023 were as follows:

	Three months ended September 30, 2023
	Term Loans	Equity	Total Investments
Beginning Balance	$166	$311	$477
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	-	-
Transfers (1)	(166)	(311)	(477)
Acquisitions	-	39	39
Ending Balance	$-	$39	$39

	Nine months ended September 30, 2023
	Term Loans	Equity	Total Investments
Beginning Balance	$-	$-	$-
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	-	-
Transfers (1)	(166)	(311)	(477)
Acquisitions	166	350	516
Ending Balance	$-	$39	$39

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Numerator - net earnings (loss)	$3,176	$7,988
Denominator - weighted average shares	5,738	5,701
Net earnings (loss) per share	$0.55	$1.40

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Numerator - net earnings (loss)	$(881)	$(7,963)
Denominator - weighted average shares	5,426	5,131
Net earnings (loss) per share	$(0.16)	$(1.55)

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned) and the shares issued (tendered) to investors during the nine months ended September 30, 2023.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2022	$59,241	5,643,073
January 3, 2023	344	38,579
February 1, 2023	50	5,300
March 1, 2023	221	23,458
Balance at March 31, 2023	$59,856	5,710,410
April 3, 2023	319	34,712
April 3, 2023	(1,046)	(113,999)
May 1, 2023	297	31,900
June 1, 2023	520	57,211
Balance at June 30, 2023	$59,946	5,720,234
July 3, 2023	105	11,143
July 3, 2023	(149)	(15,844)
August 1, 2023	247	25,555
September 1, 2023	171	17,649
Balance at September 30, 2023	$60,320	5,758,737

The table below summarizes the capital the Company has raised (returned) and the shares issued (tendered) to investors during the nine months ended September 30, 2022.

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

During the three and nine months ended September 30, 2023, the Company issued 54,347 and 245,507 shares with an aggregate value of $523 thousand and $2,274 thousand, respectively. During the three and nine months ended September 30, 2023, 15,844 shares and 129,843 shares with an aggregate value of $149 thousand and $1,195 thousand were tendered and accepted by the Company. During the three and nine months ended September 30, 2022, the Company issued 217,516 and 1,180,943 shares with an aggregate value of $2,026 thousand and $12,316 thousand, respectively.

As of September 30, 2023, and December 31, 2022 the Company had 5,758,737 and 5,643,073 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

As of September 30, 2023 and December 31, 2022, there was $86,312 thousand and $83,150 thousand outstanding, respectively, and $8,688 thousand and $11,850 thousand available, respectively, to be drawn under the BNP Credit Facility. As of September 30, 2023 and December 31, 2022, the BNP Credit Facility had a fair value of $86,312 thousand and $83,150 thousand, respectively and a weighted average interest rate of 6.83% and 3.17%, respectively. The fair value of the BNP Credit Facility approximates fair value because the interest rates adjust to the market interest rates (Level 3 input). As of September 30, 2023 and December 31, 2022, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three and nine months ended September 30, 2023, we incurred interest and debt financing expense of $1,461 thousand and $4,097 thousand, respectively. The average debt outstanding for the three and nine months ended September 30, 2023 was $82,142 thousand and $81,652 thousand, respectively.

For the three and nine months ended September 30, 2022, we incurred interest and debt financing expense of $826 thousand and $1,670 thousand, respectively. The average debt outstanding for the three and nine months ended September 30, 2022 was $85,870 thousand and $81,643 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of September 30, 2023, the Company had no unfunded commitments. As of December 31, 2022, the Company had unfunded commitments of $74 thousand.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of September 30, 2023. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Per share data:
Net asset value at beginning of period	$8.93	$10.90	$10.76
Net investment income (loss) (1)	0.72	0.43	0.10
Net realized gain (loss) (1)	(0.25)	0.05	0.58
Net change in unrealized appreciation (depreciation) (1)	0.93	(2.03)	(0.02)
Net increase in net assets resulting from operations (1)	1.40	(1.55)	0.66
Stockholder distributions from income (2)	(0.57)	(0.47)	(0.50)
Other (3)	-	0.03	0.10
Net asset value at end of period	$9.76	$8.91	$11.02

Net assets at end of period	$56,200	$48,960	$44,086
Shares outstanding at end of period	5,758,737	5,492,264	4,001,831
Total return (2)	16.21%	(14.46)%	7.18%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers to average net assets (4)	16.16%	10.65%	11.98%
Ratio of net expenses including waivers to average net assets (4)	15.21%	9.55%	10.33%
Ratio of net investment income to average net assets (4)	10.08%	5.47%	1.16%
Portfolio turnover (5)	107.0%	83.4%	480.3%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On October 2, 2023, the Company issued and sold 587,724 shares of its common stock to certain investors for an aggregate offering price of $5,736 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 18, 2023, the Company paid approximately $79 thousand for the approximately 8,141 shares tendered and accepted at the close of the September 2023 tender offer.

On November 1, 2023, the Company issued and sold 10,345 shares of its common stock to certain investors for an aggregate offering price of $100 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of September 30, 2023, approximately 130 thousand shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Expenses

Our primary operating expenses include the payment of fees to our Investment Advisor under the Investment Advisory Agreement, our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our initial organization costs incurred prior to the commencement of our operations;

●	operating costs incurred prior to the commencement of our operations;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities, including in connection with the Private Offering;

●	distribution and shareholder servicing fees payable to our dealer manager and financial intermediaries;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	interest expense and other costs associated with our indebtedness;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead, including rental expenses.

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

Current Market Conditions

The leveraged loan market saw strong gains in the third quarter due to favorable technical dynamics and improved investor sentiment, that alongside a broader rally in risk assets drove secondary loan prices higher. New issue activity was largely concentrated to refinancings and amend-to-extend transactions as M&A volumes remained muted, resulting in limited supply while demand was robust from improving CLO issuance, positive retail inflows and higher repayment activity. The total return for the quarter was further buoyed by elevated base rates. The Credit Suisse Leveraged Loan Index ended the quarter up 3.37% with an average bid of 94.84, up from 93.55 at the end of Q2. Loan downgrades by the rating agencies continued to outpace upgrades for the quarter, however, the ratio of upgrades to downgrades improved versus the second quarter. Default activity eased slightly in the quarter with the Q3 trailing twelve-month default rate at 2.8%, down from 2.9% at the end of Q2 according to Fitch Ratings.

Portfolio and Investment Activity

As of September 30, 2023, our portfolio had a fair market value of approximately $136,597 thousand, a cost basis of approximately $140,749 thousand and was comprised of leveraged loans, equity, collateralized loan obligations and warrant securities, measured at fair value. Our loan portfolio consisted of 190 investments in 25 industries and in 8 domiciled countries. The following table depicts a summary of the portfolio as of September 30, 2023 (in thousands):

Investments
Cost	$140,749
Cumulative Net Unrealized Depreciation	(4,152)
Fair Value	$136,597
Yield at Cost	9.58%

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

As of September 30, 2023, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 76.7% of our loan portfolio (at fair value) and 76.6% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Recent interest rate increase announced in the United States have driven the LIBOR and SOFR base rates above the floors in effect as of quarter end. Base rates on 100.0% of the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 107.0% and 83.4% for the nine months ended September 30, 2023 and September 30, 2022, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of September 30, 2023 and September 30, 2022 on the investment was 9.87% and 8.0%, respectively. The following tables depict the portfolio activity (in thousands):

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Fair Value, Beginning	$129,281	$127,619
Purchases	56,836	144,118
Sales and Repayments	(51,473)	(139,561)
Payment in-kind interest income	4	222
Non-cash income accrual	97	305
Net realized gains (losses)	1	(1,418)
Net unrealized appreciation (depreciation)	1,851	5,312
Fair Value, Ending	$136,597	$136,597

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Fair Value, Beginning	$131,581	$106,997
Purchases	13,693	133,566
Sales and Repayments	(16,196)	(103,058)
Non-cash income accrual	43	146
Net realized gains (losses)	91	257
Net unrealized (depreciation) appreciation	(1,710)	(10,406)
Fair Value, Ending	$127,502	$127,502

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Investments, Beginning	169	164
Purchases (new)	56	129
Complete exit	(35)	(103)
Investments, Ending	190	190

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Investments, Beginning	160	130
Purchases (new)	12	92
Complete exit	(14)	(64)
Investments, Ending	158	158

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $719 thousand at fair value, or 0.5% of the total portfolio, as of the nine months ended September 30, 2023. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of September 30, 2023:

Industry	As of September 30, 2023
Banking, Finance, Insurance & Real Estate	13.3%
Healthcare & Pharmaceuticals	12.2%
Services: Business	11.2%
High Tech Industries	8.2%
Telecommunications	6.3%
Aerospace & Defense	5.4%
Chemicals, Plastics & Rubber	4.5%
Capital Equipment	3.7%
Transportation: Cargo	3.4%
Automotive	3.3%
Consumer Goods: Durable	3.3%
Transportation: Consumer	3.2%
Energy: Oil & Gas	3.1%
Construction & Building	3.0%
Hotel, Gaming & Leisure	3.0%
Retail	2.8%
Containers, Packaging & Glass	2.2%
Energy: Electricity	2.0%
Media: Advertising, Printing & Publishing	1.3%
Services: Consumer	1.2%
Consumer Goods: Non-Durable	0.8%
Media: Broadcasting & Subscription	0.8%
Forest Products & Paper	0.7%
Beverages, Food & Tobacco	0.6%
Utilities: Electric	0.5%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $778 thousand at fair value, or 0.6% of the total portfolio, as of December 31, 2022. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of December 31, 2022:

As of December 31, 2022
Healthcare & Pharmaceuticals	14.3%
Banking, Finance, Insurance & Real Estate	12.4%
Services: Business	11.8%
High Tech Industries	8.6%
Telecommunications	7.3%
Aerospace & Defense	5.1%
Hotel, Gaming & Leisure	4.3%
Capital Equipment	3.8%
Transportation: Cargo	3.7%
Containers, Packaging & Glass	3.5%
Retail	2.9%
Automotive	2.9%
Energy: Oil & Gas	2.6%
Transportation: Consumer	2.6%
Construction & Building	2.4%
Chemicals, Plastics, & Rubber	2.2%
Consumer goods: Durable	2.1%
Media: Advertising, Printing & Publishing	1.5%
Energy: Electricity	1.4%
Consumer goods: Non-durable	1.4%
Services: Consumer	1.1%
Media: Broadcasting & Subscription	0.9%
Forest Products & Paper	0.7%
Utilities: Electric	0.4%
Utilities: Oil & Gas	0.1%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Investment income:
Interest income	$3,554	$10,026
Other income	35	35
Total investment income	3,589	10,061

Expenses:
Management fees	400	1,147
Interest and debt financing expenses	1,461	4,097
Professional fees	95	285
Incentive fees	85	161
Administration expenses	61	176
Directors’ fees	20	60
Custody fees	11	34
Other general and administrative expenses	200	510
Total expenses	2,333	6,470
Less: management fees waived	(68)	(495)
Less: incentive fee waived	-	(8)
Net expenses	2,265	5,967
Net investment income	1,324	4,094
Net realized (loss) gain on investments	1	(1,418)
Net unrealized appreciation (depreciation) on investments	1,851	5,312
Net realized and unrealized gain (loss) on investments	1,852	3,894
Net increase (decrease) in net assets	$3,176	$7,988

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Investment income:
Interest income	$2,268	$5,545
Other income	-	-
Total investment income	2,268	5,545

Expenses:
Management fees	385	1,231
Interest and debt financing expenses	826	1,670
Professional fees	97	254
Incentive fees	-	(110)
Administration expenses	47	150
Directors’ fees	20	60
Custody fees	14	29
Other general and administrative expenses	203	618
Total expenses	1,592	3,902
Less: management fees waived	(62)	(543)
Net expenses	1,530	3,359
Net investment income	738	2,186
Net realized gain (loss) on investments	91	257
Net unrealized (depreciation) appreciation on investments	(1,710)	(10,406)
Net realized and unrealized (loss) gain on investments	(1,619)	(10,149)
Net (decrease) increase in net assets	$(881)	$(7,963)

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and nine months ended September 30, 2023 was approximately $3,589 thousand and $10,061 thousand, respectively. Investment income for the three and nine months ended September 30, 2022 was approximately $2,268 thousand and $5,545 thousand, respectively.

Total Expenses

Total expenses for the three and nine months ended September 30, 2023 of approximately $2,333 thousand and $6,470 thousand, respectively, include management, incentive, audit and tax preparation fees, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Total expenses for the three and nine months ended September 30, 2022 of approximately $1,592 thousand and $3,902 thousand, respectively, include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three and nine months ended September 30, 2023, the Investment Advisor waived $68 thousand and $495 thousand of management fees, respectively. For the three and nine months ended September 30, 2023, the Investment Advisor waived zero and $8 thousand of income incentive fees, respectively. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2023 of approximately $2,333 thousand to approximately $2,265 thousand and approximately $6,470 thousand to approximately $5,967 thousand, respectively.

For the three and nine months ended September 30, 2022, the Investment Advisor waived $62 thousand and $543 thousand of management fees, respectively. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2022 of approximately $1,592 thousand to approximately $1,530 thousand and approximately $3,902 thousand to approximately $3,359 thousand, respectively.

Net Realized Gain or Loss on Investments

Sales and repayments of investments during the three and nine months ended September 30, 2023 totaled approximately $51,473 thousand and $139,561 thousand, respectively, resulting in net realized gain of approximately $1 thousand and net realized loss of approximately $1,418 thousand, respectively.

Sales and repayments of investments during the three and nine months ended September 30, 2022 totaled approximately $16,196 thousand and $103,058 thousand, respectively, resulting in net realized gains of approximately $91 thousand and $257 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation during the three and nine months ended September 30, 2023 totaled approximately $1,851 thousand and $5,312 thousand, respectively. Unrealized depreciation during the three and nine months ended September 30, 2022 totaled approximately $1,710 thousand and $10,406 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and nine months ended September 30, 2023, the Company issued and sold 54,347 and 245,507 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $523 thousand and $2,274 thousand, respectively. For the three and nine months ended September 30, 2022, the Company issued and sold 217,516 shares and 1,810,943 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $2,026 thousand and $12,316 thousand, respectively. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three and nine months ended September 30, 2023, 129,843 shares with an aggregate value of $1,195 thousand were tendered and accepted by the Company. During the three and nine months ended September 30, 2022, no shares were tendered.

As of November 13, 2023, the Company issued 6,348,665 shares of Common Stock.

Borrowings

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period, it bears interest at LIBOR plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the three and nine months ended September 30, 2023, we had an average of $82,142 thousand and $81,652 thousand outstanding under the BNP Credit Facility, respectively. For the three and nine months ended September 30, 2022, we had an average of $85,870 thousand and $81,643 thousand outstanding under the BNP Credit Facility, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company had total senior securities of $86,312 thousand and $83,150 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 165.1% and 160.6%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $2,333 thousand and $6,470 thousand, respectively. For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $1,592 thousand and $3,902 thousand, respectively. These expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2023 and September 30, 2022 we had zero and one loan on non-accrual status, respectively.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of September 30, 2023 and December 31, 2022, the Company had unfunded commitments of zero and $74 thousand, respectively.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023 and December 31, 2022, we had a total of zero and $74 thousand, respectfully in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of September 30, 2023, affiliates owned approximately 42% of the Company representing approximately $23,459 thousand of the Company’s net assets. During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company. As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2023 and September 30, 2022, the Company incurred $20 thousand and $60 thousand in directors’ fees expense, respectively.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and nine months ended September 30, 2023 and September 30, 2022 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three and nine months ended September 30, 2023 and were $332 and $652 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On October 2, 2023, the Company issued and sold 587,724 shares of its common stock to certain investors for an aggregate offering price of $5,736 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 18, 2023, the Company paid approximately $79 thousand for the approximately 8,141 shares tendered and accepted at the close of the September 2023 tender offer.

On November 1, 2023, the Company issued and sold 10,345 shares of its common stock to certain investors for an aggregate offering price of $100 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of September 30, 2023, 100.0% of our loan portfolio bore interest at floating rates with 76.7% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the LIBOR and SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of September 30, 2023
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4,262	$(2,464)	$1,798
Up 200 basis points	2,841	(1,643)	1,198
Up 100 basis points	1,421	(821)	600
Down 100 basis points	(1,419)	821	(598)
Down 200 basis points	(2,838)	1,643	(1,195)
Down 300 basis points	(4,257)	2,464	(1,793)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during our quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the nine months ended September 30, 2023, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Steele Creek Capital Corporation

Date: November 13, 2023	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: November 13, 2023	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)