Form 10-K
period 2023-12-31
Steele Creek Capital Corp
filed 2024-03-25
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 25, 2024, the registrant had 6,390,590 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2023, approximately 137,984 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

As of December 31, 2023, our investment portfolio was comprised of 205 investments principally to large U.S. based companies that totaled approximately $138,533 thousand at fair value and our net asset value (“NAV”) was $61,858 thousand. Due to the liquidity in our portfolio and the leverage loan market, we invested $197,703 thousand and received $191,717 thousand from investments sold or repaid during the year ended December 31, 2023.

As of December 31, 2022, our investment portfolio was comprised of 164 investments principally to large U.S. based companies that totaled approximately $127,619 thousand at fair value and our net asset value (“NAV”) was $50,375 thousand. Due to the liquidity in our portfolio and the leverage loan market, we invested $163,582 thousand and received $133,480 thousand from investments sold or repaid during the year ended December 31, 2022.

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

The Investment Advisor’s investment team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments, and monitoring and servicing our investments. As of December 31, 2023, the Investment Team was comprised of 11 investment professionals, all of whom dedicate a substantial portion of their time to the Company. These individuals may have additional responsibilities other than those relating to us, but generally allocate a substantial portion of their time in support of our business and our investment objective as a whole. In addition, the Investment Advisor believes that, from its own resources and from that of its affiliate, Moelis Asset, it has access to excellent support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We benefit from the support provided by these personnel in our operations. The Investment Team employs a bottom-up analysis. The senior members of the Investment Team have been actively involved in the broadly syndicated loan investing market for an average of over 22 years and have built strong relationships with private equity sponsors, banks and financial intermediaries.

The Investment Advisor has an investment committee (the “Investment Committee”) comprised of nine members that is responsible for approving all of our investments. The Investment Committee is chaired by Glenn Duffy, and the other members of the Investment Committee are Matthew Stouffer, Michael Audino, Kayla Manney, Paul Cal, Christopher Ryan, Jay Murphy, Nick Skudlarek, and Max Wagenberg.

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

Moelis Asset Management

Moelis Asset, the owner of the Investment Advisor, is a Delaware limited partnership formerly known as Moelis & Company Holdings LP, which, as of April 2014, acts as the parent company for various Kenneth Moelis-affiliated alternative asset management firms due to the initial public offering of Moelis & Company, a Delaware corporation (“Moelis & Company”). These Moelis Asset firms are wholly-owned by or are joint ventures with unaffiliated parties, and include Freeport Financial Partners LLC (direct lending), Gracie Asset Management (credit funds), Moelis Capital Partners LLC (private equity), Moelis Asset Catalyst (seed investments in private equity managers), Archean Capital Partners (seed investments in private equity managers), and Crossbeam Venture Partners LLC (venture capital). Moelis Asset is under common control with Moelis & Company. Moelis & Company is a leading global independent investment bank that provides innovative strategic and financial advice to a diverse client base, including corporations, governments, sovereign wealth funds and financial sponsors. Moelis & Company and Moelis Asset are separate legal entities and Moelis & Company does not have any ownership interest in Moelis Asset. Kenneth Moelis remains the ultimate controlling shareholder of both Moelis Asset and Moelis & Company (collectively, “Moelis”); however he does not exercise governance or investment control over the individual investment advisers of Moelis Asset. Moelis Asset is provided certain administrative services by Moelis & Company pursuant to a services agreement, and also provides certain infrastructure to the Investment Advisor.

Market Opportunity

The Investment Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and monitoring and servicing our investments. The Investment Team believes that existing market conditions have combined to create an attractive investment environment for us.

Specifically:

●	The universe of broadly-syndicated fixed and floating rate loans (“BSL”) and corporate debt provides an opportunity set that the Investment Team believes offers an attractive risk-adjusted return. Specifically, the Investment Team believes it can generate strong returns and mitigate risk by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes are high quality with strong fundamentals and low default risk capable of withstanding significant downward pricing pressure.

●	The corporate debt market segment that the Investment Team will focus on is industry diverse and broad, and includes medium-to-large private and public multinational companies. The BSL market is approximately $1.47 trillion and offers a plethora of investment opportunities throughout the credit cycle. With the U.S. economy currently under stress, the Investment Team believes there are a significant number of misvalued BSLs that should offer strong returns for investors with a medium-to-long term investment horizon. Other types of attractive investment opportunities such as DIPs and rights offerings typically conducted by distressed issuers will become available as we move further down the credit cycle.

●	The Investment Team believes that CLO Securities have been a steady source of returns for investors historically and has the potential to offer investors high cash on cash returns with low credit risk and low correlation to traditional asset classes. Given that CLOs are floating rate instruments designed to mitigate interest rate sensitivity, investors may not directly suffer the same adverse effects that other asset classes may experience due to rising interest rates. The Investment Team has a strong track record of investing in CLO Securities, and believes that the strong risk-adjusted returns of investing in CLO Securities continue to offer attractive relative value.

●	The Investment Team further believes that there are currently favorable opportunities to invest at attractive expected risk-adjusted returns, including opportunities to make acquisitions of other companies or investment portfolios at attractive values during the current period of disruption and volatility in the financial markets.

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

Aerospace & Defense	Forest Products & Paper
Automotive	Healthcare & Pharmaceuticals
Banking, Finance, Insurance & Real Estate	High Tech Industries
Beverage, Food, & Tobacco	Hotel, Gaming & Leisure
Capital Equipment	Media: Advertising, Printing & Publishing
Chemicals, Plastics & Rubber	Media: Broadcasting & Subscription
Construction & Building	Retail
Consumer Goods: Durable	Services: Business
Consumer Goods: Non-durable	Services: Consumer
Containers, Packaging & Glass	Telecommunications
Energy: Electricity	Transportation: Cargo
Energy: Oil & Gas	Transportation: Consumer
Environmental Industries	Utilities: Electric

Listed below are the top ten industries in which our senior secured floating rate loans were invested as of December 31, 2023, represented as a percentage of our consolidated investment portfolio at fair value:

Industry	As of December 31, 2023
Services: Business	13.4%
Banking, Finance, Insurance & Real Estate	12.0%
Healthcare & Pharmaceuticals	11.6%
High Tech Industries	7.2%
Aerospace & Defense	5.6%
Telecommunications	4.9%
Chemicals, Plastics & Rubber	4.5%
Hotel Gaming & Leisure	4.2%
Transportation: Consumer	3.8%
Construction & Building	3.7%

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

Investing in Corporate Debt Securities: On a primary or secondary basis, we purchase senior secured debt securities that have been sold to a syndicate of buyers. A first lien senior secured debt security holds a senior position in the issuer’s capital structure and is typically secured by collateral such that, under normal circumstances, holders (such as the Company) enjoy a priority claim to some or all of the issuer’s assets in the event of default as compared to other creditors of the issuer. Second lien and more junior loans (“Junior Lien Loans”) are generally second or further in line in terms of repayment priority. In addition, Junior Lien Loans may have a claim on the same collateral pool as the first lien or more senior liens or may be secured by a separate set of assets. Junior Lien Loans generally give investors priority over general unsecured creditors in the event of an asset sale. Junior Lien Loans generally offer higher spreads to compensate for the subordinate claim on collateral. Variable and floating-rate fixed income instruments generally pay interest at rates that adjust whenever a specified interest rate changes and/or reset on predetermined dates (such as the last day of a month or calendar quarter).

Investing in CLOs: The underlying portfolio of each CLO is typically diversified across approximately 200-250 broadly syndicated loans and does not typically have direct exposure to real estate, mortgages, or consumer-based credit assets. CLOs are actively managed and typically have a three to five-year reinvestment period. The CLOs in which we invest are managed by established collateral management teams with many years of experience in the industry. CLO investments may also include interests in CLO warehouses.

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

Research analysts at the Investment Advisor are each responsible for coverage of specific industry verticals. The Investment Advisor’s research analysts average over 13 years of industry experience and have a deep understanding of their respective industries and credit underwriting in general. As it relates to the underwriting process, each analyst draws not only on their personal analytical skillset but also utilize their access to multiple sources of information: management, private and public research, consultants, industry participants, sponsors, and other sources.

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

For the year ended December 31, 2023, the Board confirmed the fee waiver to reduce the basis for the quarterly management fee from gross assets to fair value of investments. This fee waiver will be evaluated annually.

Payment of Our Expenses

All professionals of the Investment Advisor, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, pursuant to the Investment Advisory Agreement will be provided and paid for by the Investment Advisor and not by us. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including our allocable portion of overhead under the Administration Agreement.

Duration and Termination

The Investment Advisory Agreement was initially in effect for a period of two years from its initial effective date. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice.

On August 11, 2023 the Board approved the renewal of the Investment Advisory Agreement.

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

Board Approval of the Initial Investment Advisory Agreement

Our Board determined at a meeting held on October 5, 2020, to approve the Investment Advisory Agreement. In its consideration of the approval of the Investment Advisory Agreement, the Board focused on current, historical and projected information it had received relating to, among other things:

●	the nature, extent and quality of services to be performed by the Investment Advisor;

●	the investment performance of the Company and that of its predecessors and the proposed portfolio managers of the Company with other investment portfolios with similar strategies to the Company, if any;

●	the anticipated costs of providing services to the Company;

●	the anticipated profitability of the relationship between the Company and the Investment Advisor;

●	comparative information on fees and expenses borne by other comparable BDCs or registered investment companies and, as applicable, other advised accounts;

●	comparative BDCs’ or registered investment companies’ performance and other competitive factors;

●	the extent to which economies of scale would be realized as the Company grows; and

●	Whether proposed fee levels reflect these economies of scale for the benefit of the Company’s investors.

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

Under the Administration Agreement, we will reimburse the Administrator based upon our allocable portion (subject to the review and approval of our Board) of the Administrator’s overhead in performing its obligations under the Administration Agreement, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer, and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement will have an initial term of two years and thereafter may be renewed annually with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

On August 11, 2023 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Portfolio Valuation

We invest primarily in less liquid securities, including broadly syndicated bank loans. These investments may be subject to restriction on resale and may have no established market. We value our investments on a monthly basis, or more frequently if required, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the 1940 Act. For additional information concerning valuation, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Valuation Procedures.”

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

On October 28, 2021, the Company executed an additional amendment to the Credit Agreement. Material amendments included at this time included the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and will be paid in three equal installments (December 2021, December 2022 and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants. Except as described above, all other terms and provisions of the Agreement remain in full force and effect.

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

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the consummation of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,235,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. In addition, as an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

Summary Risk Factors

The following is a summary of the principal risk factors associated with an investment in us:

●	We have a limited operating history. As a result, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it may not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

●	The Company is intended for long-term investors who can accept the risks associated with investing in potentially illiquid, privately negotiated (i) senior first lien, stretch senior, senior second lien, and unitranche loans, (ii) mezzanine debt and other junior investments and (iii) secondary purchases of assets or portfolios that primarily consist of middle-market corporate debt.

●	The success of the Company is highly dependent on the financial and managerial expertise of the Investment Advisor and certain individuals at Moelis Asset, as well as their ability to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions to provide us with potential investment opportunities.

●	There can be no guarantee that we will replicate the historical results achieved by members of the Investment Advisor’s Investment Committee or by the Investment Advisor’s affiliates, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods.

●	The Investment Advisor and the Investment Advisor’s Investment Committee have interests that differ from those of our stockholders that give rise to potential conflicts of interest situations, including with respect to the allocation of investment opportunities to us and other investment vehicles managed by them. In addition, the Investment Advisor’s relationships with Moelis Asset, Moelis & Company, and their affiliates may give rise to potential conflicts of interest between these entities, on the one hand, and the Company and its investors on the other. As a subsidiary of Moelis Asset, the Investment Advisor will be subject to certain restrictions and requirements, including with respect to Moelis Asset.

●	The business of investing in assets meeting our investment objective is highly competitive.

●	We are subject to certain risks associated with valuing our portfolio, changing interest rates, accessing additional capital, fluctuating financial results and operating in a regulated environment.

●	In order to qualify and be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. If we fail to qualify to be subject to tax as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments.

●	Unless and until we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code), each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management fees paid to our Investment Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder.

●	We may borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities.

●	Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our Investment Advisor, under the supervision of our Board, including to reflect significant events affecting the value of our investments.

●	The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our common stock may not be suitable for potential investors with lower risk tolerance.

●	We may invest a portion of our investable capital in small and/or less well-established companies. These companies often involve higher risks because they lack the management experience, financial resources, product diversification and competitive strength of larger corporations, all of which may contribute to illiquidity, which may, in turn adversely affect the price and timing of liquidation of our investments.

●	Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions.

●	We will make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

●	Our shares of common stock constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

●	Our business is highly dependent on the communications and information systems of our Investment Advisor and its affiliates. In addition, certain of these systems are provided to our Investment Advisor or its affiliates by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

●	We may invest in unitranche loans (“FO/LO facility”), which is a facility under which the issuer has a single loan agreement with a lender group and the member of the lender group separately agree to divide the payment priorities of principal repayments. While the issuer pays a singular rate of interest, the lenders allocate the interest proceeds based on an agreement amongst themselves, which reflects the perceived risk differential between the various tranches’ payment priority. Importantly, collateral parity is always present in a FO/LO facility.

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

Conflicts Related to Other Arrangements with Investment Advisor and the Investment Advisor’s Other Affiliates

We have entered into an Administration Agreement with the Administrator pursuant to which we are required to pay to the Administrator our allocable portion of overhead and other expenses, incurred by the Administrator in performing its obligations under such Administration Agreement, our allocable portion of the cost of our chief financial officer, chief compliance officer and their respective staffs. This will create conflicts of interest that our Board will monitor. For example, we will be unable to preclude the Investment Advisor from marketing other funds or activities, some of whom may compete against us. We also will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Investment Advisor or others. Furthermore, in the event the Investment Advisory Agreement is terminated, we will be required to cease using the Investment Advisor’s materials. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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

Risks Related to our Investments

Potential Impact of Economic Recessions or Downturns

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. A tax adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. To  the extent that the Company or the portfolio companies are impacted, their ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects.

We may invest in floating-rate assets and incur indebtedness on a floating-rate basis as well, and intend to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which we invest, which is currently the LIBOR or SOFR. Because the base rate of our assets and indebtedness are expected to be the same and will therefore fluctuate on largely the same basis, the increased cost of our indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on our floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Risks Associated with The Transition Away From LIBOR

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

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

Potential Adverse Effects of Price Declines and Illiquidity in the Corporate Debt Markets

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Investment Advisory, under the supervision of our Board. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors.

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

We may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, hurricanes and other natural disasters, including extreme weather events from possible future climate change, outbreaks of an infectious disease, pandemic, such as the COVID-19 pandemic, or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party to perform its obligations until it is able to remedy the force majeure event. In addition, our cost of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if our investment in such issuer is cancelled, unwound or acquired (which could be without what the Investment Advisor considers to be adequate compensation). To the extent we are exposed to investments in issuers that as a group are exposed to such force majeure events, our risks and potential losses are enhanced.

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

Terrorist attacks, acts of war, national disasters, outbreaks or pandemics may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, national disasters, outbreaks or pandemics may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19.

The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

The extent to which COVID-19 and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of COVID-19) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Investment Adviser and other third-party service providers. The Investment Adviser manages our day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Investment Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Investment Adviser, through its service providers, actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Investment Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Investment Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate our business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Investment Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from our Investment Adviser’s Chief Compliance Officer (“CCO”) regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Investment Advisor.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2. Properties

As of December 31, 2023, we did not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 201 S. College Street, Suite 1690, Charlotte, NC 28244. We believe that our current office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2023:

Title of Class	Shares Authorizable	Shares Issued
Common Stock, par value $0.001 per share	450,000,000	6,370,722
Preferred Stock, par value $0.001 per share	50,000,000	-

Holders

As of March 25, 2024, there were 222 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended December 31, 2023, the Company issued and sold 865,633 shares of Common Stock at an aggregate purchase price of approximately $8,323 thousand. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Other Information

During the fiscal year ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2023, approximately 137,984 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

Revenues

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. We generally expect our debt investments to bear interest at a floating rate usually determined on the basis of a benchmark such as the London Inter-Bank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”). Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some instances, we expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity is also expected to reflect the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of fees to our Investment Advisor under the Investment Advisory Agreement, and our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our initial organization costs incurred prior to the commencement of our operations;

●	operating costs incurred prior to the commencement of our operations;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities, including in connection with the Private Offering;

●	distribution and shareholder servicing fees payable to our dealer manager and financial intermediaries;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	interest expense and other costs associated with our indebtedness;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead

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

Current Market Conditions

The leveraged loan market posted another quarter of positive returns in the fourth quarter of 2023. While October was weaker on the heels of the September Fed meeting and with the start of the war between Israel and Hamas, encouraging CPI data and dovish comments from the Fed drove gains into November and December. New issue loan activity was on pace with Q3 and largely consisted of refinancing and repricing activity, while M&A and LBO volumes accounted for less than 15% of activity for the quarter. Technicals continued to remain favorable as mutual fund flows were essentially flat, while CLO issuance and loan prepayments were robust for the quarter.  The Credit Suisse Leveraged Loan Index ended the quarter up 2.85% with an average bid price of 95.32, up from 94.84 at the end of Q3. Rating agency downgrades outpaced upgrades during the quarter at a ratio of 2.2:1 and the trailing twelve-month default rate edged slightly higher to 3%, versus 2.9% at the end of Q3 according to Fitch Ratings.

Portfolio and Investment Activity

As of December 31, 2023, our portfolio had a fair market value of approximately $138,533 thousand, a cost basis of approximately $142,333 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 205 investments in 26 industries and in 8 domiciled countries. The following table depicts a summary of the portfolio as of December 31, 2023 (in thousands):

Investments
Cost	$142,333
Cumulative Net Unrealized Depreciation	(3,800)
Fair Value	$138,533
Yield at Cost	9.46%

As of December 31, 2022, our portfolio had a fair market value of approximately $127,619 thousand, a cost basis of approximately $137,084 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 164 investments in 25 industries and in 5 domiciled countries. The following table depicts a summary of the portfolio as of December 31, 2022 (in thousands):

Investments
Cost	$137,084
Cumulative Net Unrealized Depreciation	(9,465)
Fair Value	$127,619
Yield at Cost	8.65%

As of December 31, 2023, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 72.4% of our loan portfolio (at fair value) and (at cost) having an interest rate floor above 0.0%. Recent interest rate increases announced in the United States have driven the LIBOR and SOFR base rates above the floors in effect as of year-end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

As of December 31, 2022, 100.0% of the investments in the portfolio bore interest at floating rates, with 83.9% of our loan portfolio (at fair value) and 83.4% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Interest rate increases announced in the United States have driven the LIBOR and SOFR rates above the floors in effect as of year-end. Base rates on 100% of the portfolio exceeded the stated floors.

The portfolio is actively managed, with a turnover ratio of 145.1% and 107.3% for the years ended December 31, 2023 and 2022, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The average yield for the years ended December 31, 2023 and 2022 on the investment was 9.72% and 9.29%, respectively. The following tables depict the portfolio activity (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Fair Value, Beginning	$127,619	$106,997
Purchases	197,703	163,582
Sales and Repayments	(191,717)	(133,480)
Payment in-kind interest income	243	11
Non-cash income accrual	408	200
Net realized (losses) gains	(1,387)	328
Net unrealized appreciation (depreciation)	5,664	(10,019)
Fair Value, Ending	$138,533	$127,619

	Year ended December 31, 2023	Year ended December 31, 2022
Investments, Beginning	164	130
Purchases	179	121
Complete exit	(138)	(87)
Investments, Ending	205	164

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $676 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2023. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2023:

As of December 31, 2023
Services: Business	13.4%
Banking, Finance, Insurance & Real Estate	12.0%
Healthcare & Pharmaceuticals	11.6%
High Tech Industries	7.2%
Aerospace & Defense	5.6%
Telecommunications	4.9%
Chemicals, Plastics, & Rubber	4.5%
Hotel, Gaming & Leisure	4.2%
Transportation: Consumer	3.8%
Construction & Building	3.7%
Consumer Goods: Durable	3.2%
Automotive	3.1%
Energy: Oil & Gas	2.7%
Transportation: Cargo	2.7%
Energy: Electricity	2.5%
Retail	2.4%
Capital Equipment	2.3%
Services: Consumer	2.3%
Containers, Packaging & Glass	2.1%
Media: Broadcasting & Subscription	1.5%
Beverages, Food & Tobacco	1.3%
Media: Advertising, Printing & Publishing	1.2%
Consumer Goods: Non-durable	0.8%
Utilities: Electric	0.5%
Forest Products & Paper	0.3%
Environmental Industries	0.2%
100.0%

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our loan portfolio of $778 thousand at fair value, or 0.6% of the total portfolio, as of December 31, 2022. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2022:

As of December 31, 2022
Healthcare & Pharmaceuticals	14.3%
Banking, Finance, Insurance & Real Estate	12.4%
Services: Business	11.8%
High Tech Industries	8.6%
Telecommunications	7.3%
Aerospace & Defense	5.1%
Hotel, Gaming & Leisure	4.3%
Capital Equipment	3.8%
Transportation: Cargo	3.7%
Containers, Packaging & Glass	3.5%
Retail	2.9%
Automotive	2.9%
Energy: Oil & Gas	2.6%
Transportation: Consumer	2.6%
Construction & Building	2.4%
Chemicals, Plastics, & Rubber	2.2%
Consumer Goods: Durable	2.1%
Media: Advertising, Printing & Publishing	1.5%
Energy: Electricity	1.4%
Consumer Goods: Non-durable	1.4%
Services: Consumer	1.1%
Media: Broadcasting & Subscription	0.9%
Forest Products & Paper	0.7%
Utilities: Electric	0.4%
Utilities: Oil & Gas	0.1%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$13,538	$8,339	$4,411
Payment in-kind interest income	243	11	6
Other income	92	-	14
Total investment income	13,873	8,350	4,431

Expenses:
Management fees	1,583	1,601	1,766
Interest and debt financing expenses	5,658	2,794	1,134
Professional fees	380	363	482
Incentive fees	241	(86)	308
Offering costs – paid by Moelis Asset	-	-	116
Administration expenses	249	202	175
Directors’ fees	80	80	80
Custody fees	45	42	30
Other general and administrative expenses	751	818	466
Legal fees – paid by Moelis Asset	-	55	-
Organizational costs – paid by Moelis Asset	-	-	23
Total expenses	8,987	5,869	4,580
Less: management fees waived	(586)	(595)	(814)
Less: incentive fees waived	(8)	-	-
Net expenses	8,393	5,274	3,766
Net investment income (loss)	5,480	3,076	665
Net realized gain (loss) on non-controlled/non-affiliated company investments	(1,387)	328	2,365
Net unrealized (depreciation) appreciation on non-controlled/non-affiliated investments	5,664	(10,019)	(301)
Total net realized and unrealized gain (loss) on investments	4,277	(9,691)	2,064
Net increase (decrease) in net assets resulting from operations	$9,757	$(6,615)	$2,729

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the years ended December 31, 2023, 2022 and 2021 was approximately $13,873 thousand, $8,350 thousand, and $4,431 thousand, respectively.

Total Expenses

Total expenses for the years ended December 31, 2023, 2022 and 2021, totaled approximately $8,987 thousand, $5,869 thousand, and $4,580 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis. For the years ended December 31, 2022 and December 31, 2021, Moelis Asset, parent of the Investment Advisor, paid $55 thousand and $139 thousand, respectively, of legal, organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the year ended December 31, 2023, the Investment Advisor waived $586 thousand of management fees and $8 thousand of income incentive fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the year ended December 31, 2023 of approximately $8,987 thousand to approximately $8,393 thousand.

For the year ended December 31, 2022, the Investment Advisor waived $595 thousand of management fees and no income incentive fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the year ended December 31, 2022 of approximately $5,869 thousand to approximately $5,274 thousand.

For the year ended December 31, 2021, the Investment Advisor waived $814 thousand of management fees and no income incentive fees. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the year ended December 31, 2021 of approximately $4,580 thousand to approximately $3,766 thousand.

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the years ended December 31, 2023, 2022 and 2021, totaled approximately $191,717 thousand, $133,480 thousand, and $569,373 thousand, respectively. For the years ended December 31, 2023, 2022 and 2021, the sales and repayments resulted in a net realized gain (loss) of approximately ($1,387 thousand), $328 thousand, and $2,365 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation / (depreciation) for the years ended December 31, 2023, 2022 and 2021 totaled approximately $5,664 thousand, ($10,019 thousand), and $301 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the year ended December 31, 2023, the Company issued and sold 865,633 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $8,323 thousand. For the year ended December 31, 2022, the Company issued and sold 1,331,752 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $13,686 thousand.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the year ended December 31, 2023, 137,984 shares with an aggregate value of $1,274 thousand were tendered and accepted by the Company. During the year ended December 31, 2022, no shares were tendered.

As of December 31, 2023, 6,370,722 shares of the Company’s Common Stock was issued and outstanding.

Borrowings

October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45.0 million (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period, it bears interest at LIBOR plus 175 basis points. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. For the years ended December 31, 2023 and 2022, we had an average of $82,837 thousand and $82,092 thousand outstanding under the BNP Credit Facility, respectively.

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

On October 28, 2021, the Company executed an additional amendment to the Credit Agreement. Material amendments included at this time include the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and will be paid in three equal installments (December 2021, December 2022 and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants. Except as described above, all other terms and provisions of the Agreement remain in full force and effect.

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

As of December 31, 2023 and 2022, the Company had total senior securities of $86,316 thousand and $83,150 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 171.7% and 160.6%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

Critical Accounting Policies

Valuation Procedures

Under procedures established by our Board and in accordance with the 1940 Act, our Investment Advisor values investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value, subject at all times to the oversight and approval of our Board. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Investment Advisor, together with our independent valuation advisors, and subject at all times to the oversight and approval of our Board, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. We have retained one or more independent providers of financial advisory services to assist the Investment Advisor and the Board by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, our Board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Investment Advisor under the supervision of our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

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

Investment Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliated company investments” on the Consolidated Statements of Operations.

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

Expenses

For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses of approximately $8,987 thousand, $5,869 thousand and $4,580 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2023 and 2022, we had no loans on non-accrual status and one loan on non-accrual status, respectively.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of December 31, 2023 and 2022 the Company had unfunded commitments of zero and $74 thousand, respectively.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023 and 2022, we had a total of zero and $74 thousand, respectfully in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340  thousand of the Company’s net assets. During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company.  As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets.

For the year ended December 31, 2023, Moelis Asset, parent of the Investment Advisor did not make a contribution to pay legal, organizational, and offering costs incurred by the Company related to the formation of the entity. For the years ended December 31, 2022 and 2021, Moelis Asset, parent of the Investment Advisor, contributed $55 thousand and $36 thousand, respectively, to pay legal, organizational, and offering costs incurred by the Company. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the years ended December 31, 2023, 2022 and 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For each of the years ended December 31, 2023, 2022 and 2021, the Company incurred $80 thousand in directors’ fees expense, respectively. The directors’ fees for the years ended December 31, 2023 and 2022 were paid as of the year end. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the years ended December 31, 2023 and 2022, the Company did not incur organizational and offering costs. For the year ended December 31, 2021, the Company incurred $139 thousand of organizational and offering costs. Moelis Asset incurred these expenses and they will not be charged back to the Company. Organizational costs are expensed as incurred and offering cost are amortized over a 12 month period.

Investment Advisory Agreement

We have initially entered into the Investment Advisory Agreement with the Investment Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for an initial two-year term, under which the Investment Advisor, subject to the overall supervision of our Board manages the day-to-day operations of and provides investment advisory services to us. Subsequent to that two-year term, the Board has approved the Investment Advisory Agreement of Investment Advisor for renewal annually.

On August 11, 2023 the Board approved the renewal of the Investment Advisory Agreement.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the years ended December 31, 2023, 2022 and 2021 were $997 thousand, $1,006 thousand, and $952 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

Administration Agreement

We have initially entered into the Administration Agreement with the Administrator, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for an initial two-year term, under which the Administrator, subject to the overall supervision of our Board manages the day-to-day operations of, and provides office space, office services and equipment and other administration services to us. Subsequent to that two-year term, the Board has approved the Administration Agreement of Administrator for renewal annually.

On August 11, 2023 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On January 23, 2024, the Company paid approximately $524 thousand for the approximately 53,915 shares tendered and accepted at the close of the December 2023 tender offer.

On February 1, 2024, the Company issued and sold 4,480 shares of its common stock to certain investors for an aggregate offering price of $44 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 1, 2024, the Company issued and sold 69,303 shares of its common stock to certain investors for an aggregate offering price of $669 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

As of March 25, 2024, the Investment Advisor has received requests to tender approximately 27,798 shares of the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

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

As of December 31, 2023, 100% of our loan portfolio bore interest at floating rates with 72.4% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of December 31, 2023
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4,301	$(2,591)	$1,710
Up 200 basis points	2,867	(1,727)	1,140
Up 100 basis points	1,434	(864)	570
Down 100 basis points	(1,432)	864	(568)
Down 200 basis points	(2,864)	1,727	(1,137)
Down 300 basis points	(4,296)	2,591	(1,705)

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

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Steele Creek Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Steele Creek Capital Corporation (a Maryland corporation) and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 25, 2024

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $142,333 and $137,084, respectively)	$138,533	$127,619
Cash	9,325	4,693
Receivable for investments sold	32,451	18,277
Prepaid expenses and other assets	339	218
Interest receivable	744	363
Total assets	$181,392	$151,170

Liabilities
Credit facility	86,316	83,150
Payable for investments purchased	30,188	15,253
Management fees payable	344	319
Interest payable	50	28
Incentive fees payable	80	24
Accounts payable and accrued expenses	475	664
Distributions payable	2,081	1,357
Total liabilities	119,534	100,795

Commitments and contingencies (Note 9)

Net Assets:
Common shares, $0.001 par value, 6,370,722 shares authorized, 6,370,722 and 5,643,073 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	67,420	60,372
Total distributable (deficit) earnings	(5,568)	(10,003)
Total net assets	$61,858	$50,375

Total liabilities and net assets	$181,392	$151,170

Net asset value per share	$9.71	$8.93

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$13,538	$8,339	$4,411
Payment in-kind interest income	243	11	6
Other income	92	-	14
Total investment income	13,873	8,350	4,431

Expenses:
Management fees	1,583	1,601	1,766
Interest and debt financing expenses	5,658	2,794	1,134
Professional fees	380	363	482
Incentive fees	241	(86)	308
Offering costs – Paid by Moelis Asset	-	-	116
Administration expenses	249	202	175
Directors’ fees	80	80	80
Custody fees	45	42	30
Legal fees - paid by Moelis Asset	-	55	-
Organizational costs – Paid by Moelis Asset	-	-	23
Other general and administrative expenses	751	818	466
Total expenses	8,987	5,869	4,580
Less: management fees waived	(586)	(595)	(814)
Less: incentive fees waived	(8)	-	-
Net expenses	8,393	5,274	3,766
Net investment income	5,480	3,076	665

Realized and unrealized (loss) gain on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(1,387)	328	2,365
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	5,664	(10,019)	(301)

Total net realized and unrealized gain (loss) on investments	4,277	(9,691)	2,064

Net increase (decrease) in net assets resulting from operations	$9,757	$(6,615)	$2,729

Per share data:
Net investment income per share - basic and diluted	$0.93	$0.59	$0.19
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$1.66	$(1.26)	$0.79
Weighted average shares outstanding - basic and diluted	5,864	5,242	3,472

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Operations
Net investment income	$5,480	$3,076	$665
Net realized gain (loss) on investments	(1,387)	328	2,365
Net change in unrealized appreciation (depreciation) on investments	5,664	(10,019)	(301)
Net (decrease) increase in net assets resulting from operations	9,757	(6,615)	2,729

Distributions to Stockholders
Distributions of realized income	(5,323)	(3,744)	(2,662)

Capital Share Transactions
Issuance of common shares	8,323	13,686	18,448
Repurchase of common shares	(1,274)	-	-
Total Capital Share Transactions	7,049	13,686	18,448

Contributions for expenses
Contributions for organizational and offering costs	-	-	36
Contributions for legal fees	-	55	-
Deferred offering costs	-	-	102
	-	55	138

Net Assets
Net increase in net assets during the year	11,483	3,382	18,653
Net assets at beginning of year	50,375	46,993	28,340
Net assets at end of year	61,858	50,375	46,993

Capital Share Activity
Issuance of common shares	866	1,332	1,678
Repurchase of common shares	(138)	-	-
Shares issued and outstanding at beginning of year	5,643	4,311	2,633
Shares issued and outstanding at end of year	6,371	5,643	4,311

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(in thousands, except per share data)

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$9,757	$(6,615)	$2,729

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments (1)	(197,703)	(163,582)	(606,314)
Proceeds from sales of investments and paydowns (1)	191,717	133,480	569,373
Payment in-kind interest income	(243)	(11)	(6)
Amortization of premium/accretion of discount, net	(408)	(200)	(175)
Net realized (gain) loss on investments	1,387	(328)	(2,365)
Net change in unrealized depreciation (appreciation) on investments	(5,664)	10,019	301
Amortization of offering costs	-	-	115
Changes in operating assets and liabilities:
Receivable for investments sold	(14,174)	44,086	(34,271)
Prepaid expenses and other assets	(121)	(67)	41
Interest receivable	(381)	(53)	(214)
Payable for investments purchased	14,935	(43,619)	16,446
Management fees payable	25	50	269
Interest payable	22	17	(27)
Incentive fees payable	56	(285)	309
Accounts payable and accrued expenses	(189)	352	(37)
Directors’ fees payable	-	(17)	(2)
Net cash used in operating activities	(984)	(26,773)	(53,828)

Cash flows from financing activities:
Proceeds from issuance of common shares	8,323	13,686	18,448
Repurchase of common shares	(1,274)	-	-
Proceeds from issuance of debt	11,266	19,800	42,580
Repayments on debt	(8,100)	(7,030)	-
Contribution from Moelis Asset for organizational and offering costs	-	-	36
Contribution from Moelis Asset for legal fees	-	55	-
Payments on offering costs	-	-	(13)
Stockholder distributions paid	(4,599)	(3,494)	(1,980)
Net cash provided by financing activities	5,616	23,017	59,071

Net (decrease) increase in Cash	4,632	(3,756)	5,243
Cash, beginning of year	4,693	8,449	3,206
Cash, end of year	$9,325	$4,693	$8,449

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$5,637	$2,777	$1,161

(1)	Of the amount reported for 2023, $1,441 thousand, represent non-cash transactions

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments - 224.0% of Shareholder’s Equity (4)
Investments made in the United States
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	9.36%	S + 4.00%	5.36%	853	$850	$855	1.4%
Barnes Group Inc. (5)	First Lien - Term Loan	9/3/2030	8.46%	S + 3.10%	5.36%	998	997	1,002	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	7/8/2027	11.36%	S + 6.01%	5.35%	505	495	245	0.4%
LSF11 Trinity Bidco, Inc.	First Lien - Term Loan	6/14/2030	9.36%	S + 4.00%	5.36%	490	483	494	0.8%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	10.95%	S + 5.60%	5.35%	916	888	880	1.4%
Peraton Corp.	First Lien - Term Loan	2/1/2028	9.21%	S + 3.85%	5.36%	952	949	955	1.5%
TransDigm Inc. (5)	First Lien - Term Loan	2/14/2031	8.60%	S + 3.25%	5.35%	750	748	754	1.2%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2028	8.71%	S + 3.35%	5.36%	983	979	985	1.6%
Total Aerospace & Defense							6,389	6,170	9.9%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	9.97%	S + 4.61%	5.36%	968	962	972	1.6%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.88%	S + 5.43%	5.45%	248	239	246	0.4%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.88%	S + 5.43%	5.45%	977	977	971	1.6%
Holley Inc. (5)	First Lien - Term Loan	11/17/2028	9.22%	S + 3.75%	5.47%	904	905	874	1.4%
Phinia Inc. (5)	First Lien - Term Loan	7/3/2028	9.46%	S + 4.10%	5.36%	499	480	502	0.8%
Thor Industries, Inc. (5)	First Lien - Term Loan	11/15/2030	8.11%	S + 2.75%	5.36%	750	746	753	1.2%
Total Automotive							4,309	4,318	7.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	2/19/2028	8.22%	S + 2.86%	5.36%	495	491	497	0.8%
AssuredPartners, Inc.	First Lien - Term Loan	2/12/2027	8.86%	S + 3.50%	5.36%	983	981	986	1.6%
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/2027	8.97%	S + 3.61%	5.36%	746	741	747	1.2%
Citadel Securities LP	First Lien - Term Loan	7/29/2030	7.97%	S + 2.61%	5.36%	1,448	1,437	1,453	2.3%
Cushman & Wakefield U.S. Borrower, LLC (5)	First Lien - Term Loan	1/31/2030	8.71%	S + 3.35%	5.36%	498	489	495	0.8%
DRW Holdings, LLC	First Lien - Term Loan	3/1/2028	9.22%	S + 3.86%	5.36%	531	530	531	0.9%
FinCo I LLC	First Lien - Term Loan	6/27/2029	8.38%	S + 3.00%	5.38%	746	743	750	1.2%
Greystar Real Estate Partners, LLC (5)	First Lien - Term Loan	8/21/2030	9.12%	S + 3.75%	5.37%	527	519	528	0.9%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	12/12/2029	8.60%	S + 3.25%	5.35%	113	111	113	0.2%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	8.22%	S + 2.86%	5.36%	975	968	980	1.6%
Lakeview Loan Servicing, LLC (4) (5)	First Lien - Term Loan	12/21/2028	8.74%	S + 3.36%	5.38%	1,000	995	995	1.6%
LendingTree, Inc. (5)	First Lien - Term Loan	9/15/2028	9.21%	S + 3.86%	5.35%	1,481	1,481	1,378	2.2%
ONBE, Inc.	First Lien - Term Loan	12/10/2027	11.97%	S + 6.61%	5.36%	805	784	808	1.3%
OFSBS 2022-11A (5)	Collateralized Loan Obligation	10/18/2035	8.89%	S + 3.50%	5.39%	1,000	1,000	1,006	1.6%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	14.27%	S + 8.85%	5.42%	1,000	983	997	1.6%
Osaic Holdings, Inc. (5)	First Lien - Term Loan	8/17/2028	9.86%	S + 4.50%	5.36%	468	464	470	0.8%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	8.22%	S + 2.86%	5.36%	979	954	978	1.6%
Resolute Investment Managers, Inc. (4)	First Lien - Term Loan	4/30/2027	12.11%	S + 6.76%	5.35%	454	454	454	0.7%
Resolute Investment Managers, Inc. (4)	Equity	—	—	—	—	6	—	—	0.0%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2025	8.96%	S + 3.60%	5.36%	1,558	1,549	1,463	2.4%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/2027	8.46%	S + 3.10%	5.36%	486	487	487	0.8%
Sound Point CLO Ltd	Collateralized Loan Obligation	7/26/2036	14.23%	S + 8.81%	5.42%	500	468	502	0.8%
Total Banking, Finance, Insurance & Real Estate							16,629	16,618	26.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Beverage, Food & Tobacco
Flynn Restaurant Group LP	First Lien - Term Loan	12/1/2028	9.72%	S + 4.36%	5.36%	748	743	753	1.2%
Total Beverage, Food & Tobacco							743	753	1.2%

Capital Equipment
Chart Industries, Inc.	First Lien - Term Loan	3/15/2030	8.69%	S + 3.35%	5.34%	913	909	917	1.5%
DS Parent, Inc.	First Lien - Term Loan	12/10/2028	11.21%	S + 5.75%	5.46%	900	879	902	1.5%
Novae LLC	First Lien - Term Loan	12/22/2028	10.52%	S + 5.00%	5.52%	585	563	576	0.9%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	9.40%	S + 4.01%	5.39%	825	820	827	1.3%
Total Capital Equipment							3,171	3,222	5.2%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	9.13%	S + 3.75%	5.38%	1,198	1,189	1,162	1.9%
Bakelite US Holdco, Inc.	First Lien - Term Loan	5/29/2029	9.50%	S + 4.15%	5.35%	985	982	984	1.6%
DCG Acquisition Corp.	First Lien - Term Loan	9/30/2026	9.96%	S + 4.60%	5.36%	258	258	257	0.4%
Element Solutions Inc (Macdermid, Incorporated) (5)	First Lien - Term Loan	12/18/2030	7.36%	S + 2.00%	5.36%	1,000	998	1,004	1.6%
H.B. Fuller Company (5)	First Lien - Term Loan	2/15/2030	7.61%	S + 2.25%	5.36%	118	118	119	0.2%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2028	8.71%	S + 3.36%	5.34%	490	488	490	0.8%
Tronox Finance LLC	First Lien - Term Loan	8/16/2028	8.85%	S + 3.50%	5.35%	1,000	991	1,001	1.6%
Total Chemicals, Plastics, & Rubber							5,024	5,017	8.1%

Construction & Building
84 Lumber Company	First Lien - Term Loan	11/29/2030	8.21%	S + 2.85%	5.36%	350	348	351	0.6%
APi Group DE, Inc. (5)	First Lien - Term Loan	1/3/2029	7.97%	S + 2.61%	5.36%	645	645	646	1.0%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	8.39%	S + 3.01%	5.38%	694	689	697	1.1%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	4/27/2027	10.71%	S + 5.36%	5.34%	488	479	491	0.8%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	8.76%	S + 3.35%	5.41%	631	625	634	1.0%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	8.86%	S + 3.50%	5.36%	640	624	642	1.0%
Summit Materials, LLC	First Lien - Term Loan	1/12/2029	7.85%	S + 2.50%	5.35%	105	105	105	0.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	8.87%	S + 3.50%	5.37%	998	993	1,004	1.6%
Total Construction & Building							4,508	4,570	7.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Consumer Goods: Durable
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.)	First Lien - Term Loan	12/15/2026	10.47%	S + 5.11%	5.36%	990	982	986	1.6%
Hunter Douglas Holding B.V.	First Lien - Term Loan	2/26/2029	8.88%	S + 3.50%	5.38%	985	981	983	1.6%
LHS Borrower, LLC	First Lien - Term Loan	2/16/2029	10.21%	S + 4.85%	5.36%	654	648	593	1.0%
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	9.36%	S + 4.01%	5.35%	385	385	356	0.6%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	9.75%	S + 4.40%	5.35%	980	978	913	1.5%
Recess Holdings, Inc.	First Lien - Term Loan	3/29/2027	9.39%	S + 4.00%	5.39%	631	626	637	1.0%
Total Consumer Goods: Durable							4,600	4,468	7.3%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	9.22%	S + 3.86%	5.36%	1,126	1,122	1,107	1.8%
Total Consumer Goods: Non-Durable							1,122	1,107	1.8%

Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/2026	10.21%	S + 4.85%	5.36%	484	482	486	0.8%
Pactiv Evergreen Inc. (5)	First Lien - Term Loan	9/24/2028	8.72%	S + 3.36%	5.36%	977	955	981	1.6%
Plaze, Inc.	First Lien - Term Loan	8/3/2026	9.22%	S + 3.86%	5.36%	654	648	637	1.0%
Sabert Corporation	First Lien - Term Loan	12/10/2026	9.22%	S + 3.86%	5.35%	803	801	809	1.3%
Total Containers, Packaging & Glass							2,886	2,913	4.7%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	8.97%	S + 3.61%	5.36%	920	917	923	1.5%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/2027	9.97%	S + 4.61%	5.36%	771	755	775	1.3%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.92%	S + 4.61%	5.31%	864	848	868	1.4%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.92%	S + 4.61%	5.31%	71	70	72	0.1%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	7.36%	S + 2.00%	5.36%	845	837	846	1.4%
Total Energy: Electricity							3,427	3,484	5.7%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/13/2028	8.85%	S + 3.50%	5.35%	657	660	658	1.1%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	8.87%	S + 3.50%	5.37%	186	186	187	0.3%
CQP Holdco LP	First Lien - Term Loan	12/31/2030	8.35%	S + 3.00%	5.35%	727	726	730	1.2%
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	8.39%	S + 3.00%	5.39%	211	211	211	0.3%
ITT Holdings LLC	First Lien - Term Loan	10/5/2030	8.71%	S + 3.35%	5.36%	998	978	1,002	1.6%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/2026	10.21%	S + 4.85%	5.36%	499	493	500	0.8%
Traverse Midstream Partners LLC	First Lien - Term Loan	2/16/2028	9.24%	S + 3.85%	5.39%	412	410	414	0.7%
Total Energy: Oil & Gas							3,664	3,702	6.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Environmental Industries
JFL-Tiger Acquisition Co., Inc.	First Lien - Term Loan	10/17/2030	10.40%	S + 5.00%	5.40%	316	308	317	0.5%
Total Environmental Industries							308	317	0.5%

Forest Products & Paper
Mativ Holdings, Inc. (5)	First Lien - Term Loan	4/20/2028	9.22%	S + 3.86%	5.36%	433	430	431	0.7%
Total Forest Products & Paper							430	431	0.7%

Healthcare & Pharmaceuticals
Amneal Pharmaceuticals LLC (5)	First Lien - Term Loan	5/4/2028	10.86%	S + 5.50%	5.36%	989	937	976	1.6%
ANI Pharmaceuticals, Inc. (5)	First Lien - Term Loan	11/19/2027	11.47%	S + 6.11%	5.36%	980	971	984	1.6%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	9.75%	S + 4.40%	5.35%	246	240	208	0.3%
Aveanna Healthcare LLC (5)	First Lien - Term Loan	7/17/2028	9.24%	S + 3.85%	5.39%	424	424	396	0.6%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	10.15%	S + 4.50%	5.65%	710	708	679	1.1%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/1/2024	9.95%	S + 4.60%	5.35%	888	883	741	1.2%
Charlotte Buyer, Inc.	First Lien - Term Loan	2/11/2028	10.61%	S + 5.25%	5.36%	499	489	501	0.8%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	9.47%	S + 4.11%	5.36%	943	941	927	1.5%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	9.89%	S + 4.51%	5.38%	1,215	1,214	1,197	1.9%
Global Medical Response, Inc.	First Lien - Term Loan	10/2/2025	9.93%	S + 4.51%	5.42%	485	481	382	0.6%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	10.19%	S + 4.85%	5.34%	941	936	906	1.5%
HAH Group Holding Company LLC	First Lien - Term Loan	10/29/2027	10.46%	S + 5.00%	5.46%	996	983	990	1.6%
HAH Group Holding Company LLC	First Lien - Delayed Draw Loan	10/29/2027	10.46%	S + 5.00%	5.46%	126	124	125	0.2%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	9.22%	S + 3.86%	5.36%	973	969	947	1.5%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	7.35%	S + 2.00%	5.35%	250	250	251	0.4%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	10.39%	S + 5.01%	5.38%	975	963	965	1.6%
Pacific Dental Services, LLC	First Lien - Term Loan	5/5/2028	8.97%	S + 3.61%	5.36%	210	210	210	0.3%
PDS Holdco, Inc.	First Lien - Term Loan	8/18/2028	10.15%	S + 4.76%	5.39%	1,334	1,329	843	1.4%
PDS Holdco, Inc.	First Lien - Delayed Draw Loan	8/18/2028	10.15%	S + 4.76%	5.39%	136	136	86	0.1%
R1 RCM Inc. (5)	First Lien - Term Loan	6/21/2029	8.33%	S + 3.00%	5.33%	500	494	501	0.8%
Select Medical Corporation (5)	First Lien - Term Loan	3/6/2027	8.36%	S + 3.00%	5.36%	104	104	105	0.2%
Sotera Health Holdings, LLC (5)	First Lien - Term Loan	12/11/2026	9.11%	S + 3.75%	5.36%	219	214	219	0.4%
TTF Holdings, LLC	First Lien - Term Loan	3/31/2028	9.47%	S + 4.11%	5.36%	635	631	635	1.0%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	9.71%	S + 4.36%	5.34%	1,089	1,085	998	1.6%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	10.75%	S + 5.40%	5.35%	980	975	976	1.6%
Total Healthcare & Pharmaceuticals							16,691	15,748	25.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
High Tech Industries
Boxer Parent Company Inc.	First Lien - Term Loan	12/29/2028	9.61%	S + 4.25%	5.36%	369	365	372	0.6%
Casa Systems, Inc.	First Lien - Term Loan	12/20/2027	12.26%	S + 6.93%	5.33%	1,231	1,231	880	1.4%
Casa Systems, Inc. (4)	Equity	—	—	—	—	65	—	24	0.0%
Casa Systems, Inc. (4)	Warrants	—	—	—	—	33	—	—	0.0%
Casa Systems, Inc. (4)	Warrants	—	—	—	—	33	—	—	0.0%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	9.02%	S + 3.65%	5.37%	983	975	975	1.6%
GoTo Group, Inc.	First Lien - Term Loan	8/31/2027	10.28%	S + 4.90%	5.38%	970	957	646	1.0%
Ingram Micro Inc.	First Lien - Term Loan	6/30/2028	8.61%	S + 3.26%	5.35%	730	725	733	1.2%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/2026	10.45%	S + 5.00%	5.45%	716	714	720	1.2%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	9.64%	S + 4.26%	5.38%	976	975	970	1.6%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	9.78%	S + 4.40%	5.38%	1,481	1,470	1,141	1.8%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/11/2025	9.61%	S + 4.26%	5.35%	736	732	733	1.2%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	10.11%	S + 4.75%	5.36%	749	738	737	1.2%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	9.64%	S + 4.00%	5.64%	1,370	1,362	1,330	2.2%
Xerox Corporation (5)	First Lien - Term Loan	11/17/2029	9.36%	S + 4.00%	5.36%	422	410	423	0.7%
Total High Tech Industries							10,654	9,684	15.7%

Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	9.22%	S + 3.86%	5.36%	985	978	990	1.6%
ClubCorp Holdings, Inc.	First Lien - Term Loan	9/18/2026	10.61%	S + 5.26%	5.35%	481	475	465	0.8%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/27/2029	9.36%	S + 4.00%	5.36%	983	981	984	1.6%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/27/2028	9.22%	S + 3.86%	5.36%	197	196	198	0.3%
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	7.46%	S + 2.10%	5.36%	750	748	754	1.2%
Kingpin Intermediate Holdings LLC (5)	First Lien - Term Loan	2/8/2028	8.86%	S + 3.50%	5.36%	299	297	300	0.5%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.97%	S + 3.61%	5.36%	426	425	374	0.6%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.97%	S + 3.61%	5.36%	272	271	239	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	6/30/2028	10.46%	S + 5.10%	5.36%	347	333	310	0.5%
TA TT Buyer, LLC	First Lien - Term Loan	4/2/2029	10.35%	S + 5.00%	5.35%	315	312	314	0.5%
Total Hotel, Gaming & Leisure							5,016	4,928	8.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	8.96%	S + 3.60%	5.36%	983	975	963	1.6%
Thryv, Inc. (5)	First Lien - Term Loan	3/1/2026	13.97%	S + 8.61%	5.36%	757	755	758	1.2%
Total Media: Advertising, Printing & Publishing							1,730	1,721	2.8%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	7.36%	S + 2.00%	5.36%	1,000	995	998	1.6%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	9.29%	S + 3.94%	5.35%	500	501	502	0.8%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	9.21%	S + 3.85%	5.36%	739	722	607	1.0%
Total Media: Broadcasting & Subscription							2,218	2,107	3.4%

Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	9.21%	S + 3.86%	5.35%	1,313	1,308	1,316	2.1%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	9.22%	S + 3.86%	5.36%	970	967	971	1.6%
Upbound Group, Inc.	First Lien - Term Loan	2/17/2028	9.12%	S + 3.68%	5.44%	547	547	548	0.9%
Total Retail							2,822	2,835	4.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/2027	9.20%	S + 3.85%	5.35%	975	975	973	1.6%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	9.61%	S + 4.25%	5.36%	422	418	422	0.7%
Artera Services, LLC	First Lien - Term Loan	3/6/2025	8.95%	S + 3.50%	5.45%	975	970	921	1.5%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	8.64%	S + 3.25%	5.39%	748	744	752	1.2%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	11.28%	S + 5.90%	5.38%	985	965	941	1.5%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	10.13%	S + 4.75%	5.38%	1,117	1,098	1,106	1.8%
Flame NewCo, LLC	First Lien - Term Loan	6/30/2028	11.46%	S + 6.10%	5.36%	373	373	348	0.6%
GTCR W Merger Sub LLC	First Lien - Term Loan	9/20/2030	8.33%	S + 3.00%	5.33%	750	746	754	1.2%
Instructure Holdings, Inc. (5)	First Lien - Term Loan	10/30/2028	8.68%	S + 3.18%	5.50%	249	248	251	0.4%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	7.61%	S + 2.25%	5.36%	422	419	423	0.7%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	9.88%	S + 4.50%	5.38%	976	974	982	1.6%
Nexus Buyer LLC	First Lien - Term Loan	12/13/2028	9.86%	S + 4.50%	5.36%	750	728	746	1.2%
Nielsen Consumer Inc.	First Lien - Term Loan	3/6/2028	9.11%	S + 3.75%	5.36%	486	485	467	0.7%
Phoenix Services International LLC	Equity	—	—	—	—	31	311	153	0.2%
Pitney Bowes Inc. (5)	First Lien - Term Loan	3/17/2028	9.47%	S + 4.11%	5.36%	973	966	960	1.5%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/2027	8.98%	S + 3.60%	5.38%	984	984	988	1.6%
Rockwood Service Corporation	First Lien - Term Loan	1/23/2027	9.72%	S + 4.36%	5.36%	249	248	250	0.4%
Sitel Group	First Lien - Term Loan	8/28/2028	9.22%	S + 3.86%	5.36%	1,466	1,461	1,414	2.3%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	9.47%	S + 4.00%	5.47%	978	974	976	1.6%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	8.11%	S + 2.75%	5.36%	978	975	983	1.6%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	9.22%	S + 3.86%	5.36%	862	859	862	1.4%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.96%	S + 3.61%	5.34%	980	977	979	1.6%
VM Consolidated, Inc.	First Lien - Term Loan	3/24/2028	8.72%	S + 3.36%	5.36%	2	2	2	0.0%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/30/2026	8.97%	S + 3.61%	5.36%	415	413	417	0.7%
Total Services: Business							17,313	17,070	27.6%

Services: Consumer
Prime Security Services Borrower, LLC	First Lien - Term Loan	10/13/2030	7.84%	S + 2.50%	5.34%	500	495	502	0.8%
University Support Services LLC	First Lien - Term Loan	2/10/2029	8.71%	S + 3.35%	5.36%	997	997	999	1.6%
WW International, Inc. (5)	First Lien - Term Loan	4/13/2028	8.97%	S + 3.61%	5.36%	945	942	674	1.1%
Total Services: Consumer							2,434	2,175	3.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Telecommunications
CCI Buyer, Inc.	First Lien - Term Loan	12/17/2027	9.35%	S + 4.00%	5.35%	973	967	971	1.6%
Ciena Corporation (5)	First Lien - Term Loan	10/24/2030	7.36%	S + 2.00%	5.36%	995	991	999	1.6%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/2026	12.50%	L + 4.00%	8.50%	1,458	1,445	829	1.3%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	9.35%	S + 4.00%	5.35%	296	290	297	0.5%
Iridium Satellite LLC	First Lien - Term Loan	9/20/2030	7.86%	S + 2.50%	5.36%	52	52	52	0.1%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	10.39%	S + 5.01%	5.38%	1,297	1,288	918	1.5%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	12.35%	S + 7.00%	5.35%	988	959	873	1.4%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	8.47%	S + 3.00%	5.47%	1,000	997	865	1.4%
Total Telecommunications							6,989	5,804	9.4%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	9.72%	S + 4.36%	5.36%	978	974	962	1.6%
Clue Opco LLC	First Lien - Term Loan	12/19/2030	9.86%	S + 4.50%	5.36%	750	720	713	1.1%
Daseke Companies, Inc. (5)	First Lien - Term Loan	3/9/2028	9.47%	S + 4.11%	5.36%	800	797	800	1.3%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.96%	S + 3.50%	5.46%	983	981	964	1.6%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	3/24/2026	9.47%	S + 4.11%	5.36%	249	247	249	0.4%
Total Transportation: Cargo							3,719	3,688	6.0%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	6/22/2028	7.36%	S + 2.00%	5.36%	1,187	1,182	1,192	1.9%
Brown Group Holding, LLC	First Lien - Term Loan	7/2/2029	9.11%	S + 3.75%	5.36%	992	983	996	1.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.61%	S + 3.26%	5.35%	359	357	357	0.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.61%	S + 3.26%	5.35%	108	108	108	0.2%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/23/2029	9.21%	S + 3.85%	5.36%	632	629	634	1.0%
United AirLines, Inc. (5)	First Lien - Term Loan	4/21/2028	9.22%	S + 3.86%	5.36%	774	772	778	1.3%
Total Transportation: Consumer							4,031	4,065	6.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	7.61%	S + 2.25%	5.36%	249	248	250	0.4%
PG&E Corporation (5)	First Lien - Term Loan	6/23/2027	7.86%	S + 2.50%	5.36%	500	498	501	0.8%
Total Utilities: Electric							746	751	1.2%

Total Investments made in the United States							131,573	127,666	206.5%

Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (5)	First Lien - Term Loan	9/20/2030	7.61%	S + 2.25%	5.36%	1,000	995	1,002	1.6%
Total Beverage, Food & Tobacco							995	1,002	1.6%

Hotel, Gaming & Leisure
Ontario Gaming GTA Limited Partnership (5)	First Lien - Term Loan	8/1/2030	9.60%	S + 4.25%	5.35%	173	171	174	0.3%
Total Hotel, Gaming & Leisure							171	174	0.3%

Transportation: Consumer
Air Canada (5)	First Lien - Term Loan	8/11/2028	9.14%	S + 3.76%	5.38%	748	751	751	1.2%
Total Transportation: Consumer							751	751	1.2%

Services: Business
Nuvei Technologies Corp. (5)	First Lien - Term Loan	12/19/2030	7.96%	S + 2.50%	5.46%	1,056	1,048	1,057	1.7%
Total Services: Business							1,048	1,057	1.7%

Total Investments made in Canada							2,965	2,984	4.8%

Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (5)	First Lien - Term Loan	7/31/2029	9.85%	S + 4.50%	5.35%	249	246	249	0.4%
Total Healthcare & Pharmaceuticals							246	249	0.4%

Total Investments made in France							246	249	0.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Investments made in Germany Construction & Building
Minimax Viking GmbH (5)	First Lien - Term Loan	7/31/2028	8.22%	S + 2.86%	5.36%	498	496	500	0.8%
Total Construction & Building							496	500	0.8%

High Tech Industries
Mosel Bidco SE	First Lien - Term Loan	9/16/2030	10.10%	S + 4.75%	5.35%	211	209	212	0.3%
Total High Tech Industries							209	212	0.3%

Investments made in Germany							705	712	1.1%

Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing DAC (5)	First Lien - Term Loan	11/5/2028	7.61%	S + 2.26%	5.35%	1,500	1,496	1,506	2.4%
Total Aerospace & Defense							1,496	1,506	2.4%

Hotel, Gaming & Leisure
Flutter Entertainment plc (5)	First Lien - Term Loan	11/25/2030	7.70%	S + 2.35%	5.35%	739	737	742	1.2%
Total Hotel, Gaming & Leisure							737	742	1.2%

Services: Consumer
Cimpress plc (5)	First Lien - Term Loan	5/17/2028	8.97%	S + 3.61%	5.36%	975	968	976	1.6%
Total Services: Consumer							968	976	1.6%

Transportation: Consumer
Delos Aircraft Designated Activity Company	First Lien - Term Loan	10/31/2027	7.35%	S + 2.00%	5.35%	500	500	503	0.8%
Total Transportation: Consumer							500	503	0.8%

Total Investments made in Ireland							3,701	3,727	6.0%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (5)	First Lien - Term Loan	7/7/2028	9.51%	S + 4.20%	5.31%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Telecommunications
Venga Finance S.a r.l. (5)	First Lien - Term Loan	6/28/2029	10.40%	S + 5.01%	5.39%	988	963	984	1.6%
Total Telecommunications							963	984	1.6%

Total Investments made in Luxembourg							977	997	1.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Investments made in the Netherlands Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (5)	First Lien - Term Loan	4/3/2028	9.47%	S + 4.10%	5.37%	866	855	870	1.4%
Total Chemicals, Plastics, & Rubber							855	870	1.4%

Retail
Peer Holding III B.V. (5)	First Lien - Term Loan	10/28/2030	8.60%	S + 3.25%	5.35%	528	524	530	0.9%
Total Retail							524	530	0.9%

Total Investments made in the Netherlands							1,379	1,400	2.3%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	8.86%	S + 3.50%	5.36%	475	468	477	0.8%
Total Services: Business							468	477	0.8%

Total Investments made in Puerto Rico							468	477	0.8%

Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos US Finance LLC (5)	First Lien - Term Loan	2/18/2030	8.96%	S + 3.60%	5.36%	204	202	204	0.3%
Ineos Quattro Holdings UK Limited (5)	First Lien - Term Loan	3/14/2030	9.21%	S + 3.85%	5.36%	118	117	117	0.2%
Total Chemicals, Plastics, & Rubber							319	321	0.5%

Total Investments made in the United Kingdom							319	321	0.5%

Total Non-controlled/Non-Affiliated Investments							$142,333	$138,533	224.0%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), a small percentage of loans are still transitioning from London Interbank Offered Rate (“LIBOR”). Both indices reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2023. As of December 31, 2023, rates for 1M S, 3M S, 6M S, and 12M S are 5.35%, 5.33%, 5.16%, and 4.77% respectively. As of December 31, 2023, rates for 1M L, 3M L, and 6M L are 5.47%, 5.59%, and 5.59% respectively.

(3)	Percentages are based on net assets of $61,858 as of December 31, 2023.

(4)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (see Note 4)

(5)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 17.2% of total assets.

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -253.30% of Shareholder’s Equity (3)
Investments made in United States Companies
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	8.76%	S + 4.00%	4.76%	862	858	842	1.7%
HDT Holdco, Inc.	First Lien - Term Loan	7/8/2027	10.48%	L + 5.75%	4.73%	527	514	450	0.9%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	10.23%	L + 5.50%	4.73%	926	892	852	1.7%
Peraton Corp.	First Lien - Term Loan	2/1/2028	8.13%	L + 3.75%	4.38%	965	961	944	1.9%
Propulsion (BC) Midco SARL	First Lien - Term Loan	9/14/2029	8.58%	S + 4.00%	4.58%	1,000	996	975	1.9%
Spirit Aerosystems, Inc. (fka Mid-Western Aircraft Systems, Inc and Onex Wind Finance LP.) (4)	First Lien - Term Loan	1/15/2027	8.82%	S + 4.50%	4.32%	499	484	494	0.9%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2028	7.88%	L + 3.50%	4.38%	993	988	977	1.9%
Total Aerospace & Defense							5,693	5,534	10.9%

Automotive
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	8.79%	L + 4.50%	4.29%	1,480	1,472	1,437	2.8%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	8.37%	S + 5.00%	3.37%	987	987	940	1.9%
Gates Global LLC	First Lien - Term Loan	11/16/2029	7.82%	S + 3.50%	4.32%	499	484	496	1.0%
Holley Inc. (4)	First Lien - Term Loan	11/17/2028	8.42%	L + 3.75%	4.67%	930	931	813	1.6%
Total Automotive							3,874	3,686	7.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Banking, Finance, Insurance & Real Estate
AssuredPartners, Inc.	First Lien - Term Loan	2/12/2027	7.82%	S + 3.50%	4.32%	993	990	966	1.9%
Asurion, LLC	First Lien - Term Loan	8/21/2028	8.68%	S + 4.10%	4.58%	649	642	581	1.1%
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/2027	7.79%	L + 3.50%	4.29%	1,096	1,085	1,073	2.1%
Blackstone Mortgage Trust, Inc. (4)	First Lien - Term Loan	5/9/2029	7.82%	S + 3.50%	4.32%	849	837	834	1.7%
Citadel Securities LP	First Lien - Term Loan	2/2/2028	6.93%	S + 2.61%	4.32%	1,241	1,201	1,220	2.4%
Deerfield Dakota Holding, LLC	First Lien - Term Loan	4/9/2027	8.07%	S + 3.75%	4.32%	992	988	929	1.8%
DRW Holdings, LLC	First Lien - Term Loan	2/24/2028	8.13%	L + 3.75%	4.38%	537	535	524	1.0%
FinCo I LLC	First Lien - Term Loan	6/27/2025	6.88%	L + 2.50%	4.38%	368	369	368	0.7%
Guggenheim Partners Investment Management Holdings, LLC (4)	First Lien - Term Loan	12/12/2029	7.83%	S + 3.25%	4.58%	114	112	113	0.2%
IMA Financial Group, Inc.	First Lien - Term Loan	11/1/2028	7.88%	L + 3.50%	4.38%	495	489	480	1.0%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	7.13%	L + 2.75%	4.38%	985	977	958	1.9%
KREF Holdings X LLC (4)	First Lien - Term Loan	9/1/2027	7.81%	L + 3.50%	4.31%	495	495	484	1.0%
LendingTree, Inc. (4)	First Lien - Term Loan	9/15/2028	8.14%	L + 3.75%	4.39%	1,493	1,480	1,338	2.7%
Minotaur Acquisition, Inc.	First Lien - Term Loan	3/27/2026	9.17%	S + 4.75%	4.42%	197	189	189	0.5%
Newport Parent, Inc.	First Lien - Term Loan	12/10/2027	11.23%	L + 6.50%	4.73%	827	801	820	1.7%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.13%	L + 2.75%	4.38%	990	960	947	1.9%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2024	8.98%	L + 4.25%	4.73%	701	698	571	1.1%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2025	7.88%	L + 3.50%	4.38%	1,583	1,568	1,526	3.0%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/2027	7.42%	S + 3.00%	4.42%	491	493	489	1.0%
Total Banking, Finance, Insurance & Real Estate							14,909	14,410	28.7%

Capital Equipment
American Trailer World Corp.	First Lien - Term Loan	3/3/2028	8.17%	S + 3.85%	4.32%	679	673	590	1.2%
DMT Solutions Global Corporation	First Lien - Term Loan	7/2/2024	11.24%	L + 7.50%	3.74%	684	685	648	1.4%
DS Parent, Inc.	First Lien - Term Loan	12/10/2028	9.92%	L + 5.75%	4.17%	950	924	908	1.8%
Energy Acquisition LP	First Lien - Term Loan	6/26/2025	8.63%	L + 4.25%	4.38%	1,159	1,147	1,044	2.1%
Novae LLC	First Lien - Term Loan	12/22/2028	9.95%	S + 5.25%	4.70%	1,987	1,931	1,640	3.3%
Total Capital Equipment							5,360	4,830	9.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	7.59%	S + 3.50%	4.09%	207	205	205	0.4%
Bakelite UK Intermediate Ltd.	First Lien - Term Loan	5/29/2029	8.73%	S + 4.15%	4.58%	995	990	931	1.8%
DCG Acquisition Corp.	First Lien - Term Loan	9/30/2026	8.92%	S + 4.60%	4.32%	1,228	1,230	1,161	2.3%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2028	7.39%	L + 3.25%	4.14%	495	493	483	1.0%
Total Chemicals, Plastics, & Rubber							2,918	2,780	5.5%

Construction & Building
Janus International Group, LLC	First Lien - Term Loan	2/12/2025	7.98%	L + 3.25%	4.73%	885	887	860	1.7%
Michael Baker International, LLC	First Lien - Term Loan	12/1/2028	9.38%	L + 5.00%	4.38%	990	981	960	1.9%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	8.67%	S + 4.35%	4.32%	1,244	1,209	1,222	2.4%
Total Construction & Building							3,077	3,042	6.0%

Consumer Goods: Durable
LHS Borrower, LLC	First Lien - Term Loan	2/16/2029	9.17%	S + 4.85%	4.32%	660	654	542	1.1%
Hunter Douglas Holding B.V.	First Lien - Term Loan	2/26/2029	7.86%	S + 3.50%	4.36%	995	991	880	1.7%
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	8.48%	L + 3.75%	4.73%	431	431	351	0.7%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.42%	L + 4.25%	4.17%	990	987	896	1.8%
Total Consumer Goods: Durable							3,063	2,669	5.3%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	8.48%	L + 3.75%	4.73%	1,138	1,133	963	1.9%
Men’s Wearhouse, LLC, The	First Lien - Term Loan	12/1/2025	12.40%	L + 8.00%	4.40%	793	789	793	1.6%
Total Consumer Goods: Non-Durable							1,922	1,756	3.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/2026	9.13%	L + 4.75%	4.38%	489	487	486	1.0%
Clydesdale Acquisition Holdings, Inc.	First Lien - Term Loan	4/13/2029	8.60%	S + 4.18%	4.42%	1,493	1,458	1,425	2.8%
Pactiv Evergreen Inc. (4)	First Lien - Term Loan	9/22/2028	7.63%	L + 3.25%	4.38%	990	964	978	1.9%
Plaze, Inc.	First Lien - Term Loan	8/3/2026	8.13%	L + 3.75%	4.38%	661	654	593	1.2%
Sabert Corporation	First Lien - Term Loan	12/10/2026	8.94%	L + 4.50%	4.44%	1,038	1,037	1,033	2.0%
Total Containers, Packaging & Glass							4,600	4,515	8.9%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	7.89%	L + 3.50%	4.39%	960	956	949	1.8%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/2027	9.23%	L + 4.50%	4.73%	877	859	865	1.7%
Total Energy: Electricity							1,815	1,814	3.5%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/14/2028	7.53%	L + 3.75%	3.78%	683	687	676	1.3%
CQP Holdco LP	First Lien - Term Loan	6/5/2028	8.48%	L + 3.75%	4.73%	1,231	1,227	1,227	2.4%
Delek US Holdings, Inc. (4)	First Lien - Term Loan	11/19/2029	7.92%	S + 3.50%	4.42%	915	879	883	1.8%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/2026	9.13%	L + 4.75%	4.38%	500	492	487	1.0%
Total Energy: Oil & Gas							3,285	3,273	6.5%

Forest Products & Paper
Schweitzer-Mauduit International, Inc. (4)	First Lien - Term Loan	4/20/2028	8.19%	L + 3.75%	4.44%	985	977	931	1.8%
Total Forest Products & Paper							977	931	1.8%

Healthcare & Pharmaceuticals
Alvogen Pharma US, Inc.	First Lien - Term Loan	12/31/2023	9.98%	S + 5.25%	4.73%	925	925	811	1.6%
Amneal Pharmaceuticals (4)	First Lien - Term Loan	5/4/2025	7.94%	L + 3.50%	4.44%	997	916	897	1.8%
ANI Pharmaceuticals, Inc. (4)	First Lien - Term Loan	11/19/2027	10.38%	L + 6.00%	4.38%	990	979	941	1.9%
ASP Navigate Acquisition Corp.	First Lien - Term Loan	10/6/2027	9.09%	L + 4.50%	4.59%	987	987	964	1.9%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	8.98%	S + 4.40%	4.58%	249	241	204	0.4%
Aveanna Healthcare LLC (4)	First Lien - Term Loan	7/17/2028	8.14%	L + 3.75%	4.39%	429	428	332	0.7%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	8.96%	L + 4.50%	4.46%	990	986	955	1.9%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/2/2024	8.88%	L + 4.50%	4.38%	888	875	831	1.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
CCRR Parent, Inc.	First Lien - Term Loan	3/6/2028	8.14%	L + 3.75%	4.39%	983	978	937	1.9%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	8.38%	L + 4.00%	4.38%	783	780	670	1.3%
Confluent Health, LLC (5)	First Lien - Delayed Draw Loan	11/30/2028	8.38%	L + 4.00%	4.38%	170	96	72	0.1%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	8.98%	L + 4.25%	4.73%	1,227	1,226	1,136	2.3%
Global Medical Response, Inc.	First Lien - Term Loan	10/2/2025	8.42%	L + 4.25%	4.17%	490	484	346	0.7%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	8.92%	L + 4.75%	4.17%	948	942	906	1.8%
Help at Home, LLC	First Lien - Delayed Draw Loan	10/29/2027	9.43%	S + 5.00%	4.43%	127	125	122	0.2%
Help at Home, LLC	First Lien - Term Loan	10/29/2027	9.43%	S + 5.00%	4.43%	1,006	990	962	1.9%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	9.16%	L + 4.75%	4.41%	985	970	882	1.8%
PDS Holdco Inc.	First Lien - Delayed Draw Loan	8/18/2028	9.23%	L + 4.50%	4.73%	138	138	127	0.3%
PDS Holdco Inc.	First Lien - Term Loan	8/18/2028	9.23%	L + 4.50%	4.73%	1,347	1,342	1,239	2.5%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/11/2025	8.73%	L + 4.00%	4.73%	1,006	1,000	974	1.8%
TTF Holdings, LLC	First Lien - Term Loan	3/31/2028	8.44%	L + 4.00%	4.44%	635	631	628	1.1%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/2028	8.37%	L + 4.25%	4.12%	1,100	1,095	1,049	2.1%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	9.63%	L + 5.25%	4.38%	990	984	896	1.8%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/30/2026	7.88%	L + 3.50%	4.38%	420	417	416	0.8%
Zotec Partners, LLC	First Lien - Term Loan	2/14/2024	8.48%	L + 3.75%	4.73%	1,001	968	951	1.9%
Total Healthcare & Pharmaceuticals							19,503	18,248	36.1%

High Tech Industries
Boxer Parent Company Inc.	First Lien - Term Loan	10/2/2025	8.13%	L + 3.75%	4.38%	165	157	158	0.4%
Casa Systems, Inc. (4)	First Lien - Term Loan	12/20/2023	8.38%	L + 4.00%	4.38%	1,479	1,479	1,318	2.6%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	8.59%	L + 4.00%	4.59%	993	984	948	1.9%
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	7.88%	L + 3.50%	4.38%	990	986	943	1.9%
Ingram Micro Inc.	First Lien - Term Loan	6/30/2028	8.23%	L + 3.50%	4.73%	985	977	973	1.9%
LogMeIn, Inc.	First Lien - Term Loan	8/31/2027	9.14%	L + 4.75%	4.39%	980	963	635	1.3%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/2026	9.68%	S + 5.00%	4.68%	724	721	713	1.4%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	8.49%	S + 4.40%	4.09%	1,496	1,483	1,158	2.3%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2025	8.63%	L + 4.25%	4.38%	108	106	104	0.2%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2025	8.63%	L + 4.25%	4.38%	381	378	367	0.7%
Seattle SpinCo, Inc.	First Lien - Term Loan	2/26/2027	8.42%	S + 4.10%	4.32%	1,203	1,193	1,203	2.4%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	8.36%	L + 4.00%	4.36%	1,384	1,372	1,276	2.5%
Vision Solutions, Inc. (Precisely Software Incorporated)	First Lien - Term Loan	4/24/2028	8.36%	L + 4.00%	4.36%	986	984	820	1.6%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	8.15%	S + 3.75%	4.40%	344	343	332	0.7%
Total High Tech Industries							12,126	10,948	21.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	8.63%	L + 4.25%	4.38%	993	984	973	1.8%
ClubCorp Holdings, Inc.	First Lien - Term Loan	9/18/2024	7.48%	L + 2.75%	4.73%	497	484	450	0.9%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/29/2029	8.32%	S + 4.00%	4.32%	993	990	945	1.9%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/28/2028	8.19%	L + 3.75%	4.44%	199	197	197	0.4%
Sabre GLBL Inc. (4)	First Lien - Term Loan	12/17/2027	7.88%	L + 3.50%	4.38%	274	274	251	0.5%
Sabre GLBL Inc. (4)	First Lien - Term Loan	6/30/2028	9.42%	S + 5.10%	4.32%	357	340	331	0.7%
Sabre GLBL Inc. (4)	First Lien - Term Loan	12/17/2027	7.88%	L + 3.50%	4.38%	438	437	400	0.8%
Scientific Games International, Inc.	First Lien - Term Loan	4/16/2029	7.42%	S + 3.00%	4.42%	995	988	984	2.0%
Total Hotel, Gaming & Leisure							4,694	4,531	9.0%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	7.88%	L + 3.50%	4.38%	993	984	911	1.8%
Thryv, Inc. (4)	First Lien - Term Loan	3/1/2026	12.88%	L + 8.50%	4.38%	1,051	1,047	1,038	2.1%
Total Media: Advertising, Printing & Publishing							2,031	1,949	3.9%

Media: Broadcasting & Subscription
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.07%	L + 3.75%	4.32%	500	501	497	1.0%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	8.17%	S + 3.85%	4.32%	746	726	711	1.3%
Total Media: Broadcasting & Subscription							1,227	1,208	2.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	7.92%	L + 3.75%	4.17%	1,326	1,319	1,292	2.6%
EG Group Limited (4)	First Lien - Delayed Draw Loan	3/31/2026	8.98%	L + 4.25%	4.73%	988	982	928	1.8%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	8.13%	L + 3.75%	4.38%	980	976	944	1.9%
Rent-A-Center, Inc.	First Lien - Term Loan	2/17/2028	7.69%	L + 3.25%	4.44%	581	581	562	1.1%
Total Retail							3,858	3,726	7.4%

Services: Business
Access CIG, LLC	First Lien - Term Loan	2/27/2025	7.82%	L + 3.75%	4.07%	1,352	1,345	1,327	2.6%
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/2027	8.48%	L + 3.75%	4.73%	985	985	954	1.9%
Artera Services, LLC	First Lien - Term Loan	3/6/2025	8.23%	L + 3.50%	4.73%	985	980	810	1.6%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	9.99%	S + 5.75%	4.24%	995	972	970	1.9%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	8.84%	S + 4.75%	4.09%	1,247	1,224	1,152	2.3%
Energize Holdco LLC	First Lien - Term Loan	12/8/2028	8.13%	L + 3.75%	4.38%	871	867	835	1.7%
Indy US Bidco, LLC	First Lien - Term Loan	3/6/2028	8.13%	L + 3.75%	4.38%	491	489	429	0.9%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	7.96%	L + 3.50%	4.46%	986	983	939	1.9%
Misys Limited	First Lien - Term Loan	6/13/2024	6.87%	L + 3.50%	3.37%	989	990	877	1.7%
Phoenix Services International LLC	First Lien - Term Loan (DIP)	3/28/2023	16.32%	S + 12.00%	4.32%	149	149	144	0.3%
Phoenix Services International LLC	First Lien - Term Loan (DIP)	3/28/2023	16.32%	S + 12.00%	4.32%	222	222	214	0.4%
Phoenix Services International LLC (6)	First Lien - Term Loan	3/1/2025	-	-	-	1,246	1,242	135	0.3%
Pitney Bowes Inc. (4)	First Lien - Term Loan	3/17/2028	8.43%	S + 4.11%	4.32%	983	975	908	1.8%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/2027	7.89%	L + 3.50%	4.39%	995	995	981	1.9%
Sitel Group	First Lien - Term Loan	8/28/2028	8.14%	L + 3.75%	4.39%	1,481	1,475	1,466	2.9%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	8.38%	L + 4.00%	4.38%	988	982	937	1.9%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	7.32%	S + 3.00%	4.32%	988	985	986	2.0%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.14%	L + 3.75%	4.39%	990	986	973	1.9%
VM Consolidated, Inc.	First Lien - Term Loan	3/26/2028	7.63%	L + 3.25%	4.38%	2	2	2	0.0%
Total Services: Business							16,848	15,039	29.9%

Services: Consumer
WW International, Inc. (4)	First Lien - Term Loan	4/13/2028	7.89%	L + 3.50%	4.39%	945	941	546	1.1%
Total Services: Consumer							941	546	1.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Telecommunications
Avaya Inc. (4)	First Lien - Term Loan	12/15/2027	8.57%	L + 4.25%	4.32%	850	841	295	0.6%
CCI Buyer, Inc.	First Lien - Term Loan	12/17/2027	8.58%	S + 4.00%	4.58%	983	975	941	1.9%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/2026	9.38%	L + 5.00%	4.38%	1,473	1,454	863	1.7%
Digi International Inc. (4)	First Lien - Term Loan	11/1/2028	9.38%	L + 5.00%	4.38%	766	753	760	1.5%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	9.42%	L + 4.75%	4.67%	1,310	1,299	1,069	2.1%
Maxar Technologies Inc. (4)	First Lien - Term Loan	6/14/2029	8.67%	S + 4.35%	4.32%	995	953	995	2.0%
Patagonia Holdco LLC	First Lien - Term Loan	8/1/2029	9.96%	S + 5.75%	4.21%	499	410	401	0.8%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.58%	S + 7.00%	4.58%	998	962	875	1.7%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	7.38%	L + 3.00%	4.38%	1,000	996	815	1.6%
Total Telecommunications							8,643	7,014	13.9%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	9/30/2028	8.63%	L + 4.25%	4.38%	988	983	920	1.9%
Daseke Companies, Inc. (4)	First Lien - Term Loan	3/9/2028	8.39%	L + 4.00%	4.39%	983	979	953	1.9%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/24/2028	7.88%	L + 3.50%	4.38%	993	990	935	1.9%
Kenan Advantage Group, Inc.,The	Second Lien - Term Loan	9/1/2027	11.63%	L + 7.25%	4.38%	1,000	984	928	1.8%
Stonepeak Taurus Lower Holdings LLC	Second Lien - Term Loan	1/28/2030	11.68%	S + 7.00%	4.68%	1,000	986	935	1.9%
Total Transportation: Cargo							4,922	4,671	9.4%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	12/1/2027	6.60%	L + 2.25%	4.35%	613	595	612	1.2%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	7.73%	L + 3.00%	4.73%	362	361	329	0.7%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	7.73%	L + 3.00%	4.73%	135	134	122	0.2%
Lakeland Tours, LLC	Second Lien - Term Loan	9/25/2025	10.41%	L + 6.00%	4.41%	748	644	612	1.2%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/16/2029	8.17%	S + 3.85%	4.32%	638	635	618	1.2%
United AirLines, Inc. (4)	First Lien - Term Loan	4/21/2028	8.11%	L + 3.75%	4.36%	983	978	973	1.9%
Total Transportation: Consumer							3,347	3,266	6.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Utilities: Electric
PG&E Corporation (4)	First Lien - Term Loan	6/23/2025	7.44%	L + 3.00%	4.44%	488	486	484	1.0%
Total Utilities: Electric							486	484	1.0%

Utilities: Oil & Gas
AL GCX Holdings, LLC	First Lien - Term Loan	5/17/2029	7.57%	S + 3.90%	3.67%	90	90	89	0.2%
Total Utilities: Oil & Gas							90	89	0.2%

Total Investments made in United States Companies							130,209	120,959	240.1%

Investments made in Ireland Companies
Aerospace & Defense
Setanta Aircraft Leasing DAC (4)	First Lien - Term Loan	11/2/2028	6.73%	L + 2.00%	4.73%	1,000	998	997	2.0%
Total Aerospace & Defense							998	997	2.0%

Services: Consumer
Cimpress plc (4)	First Lien - Term Loan	5/17/2028	7.88%	L + 3.50%	4.38%	985	977	889	1.8%
Total Services: Consumer							977	889	1.8%

Total Investments made in Ireland Companies							1,975	1,886	3.8%

Investments made in Luxembourg Companies
Containers, Packaging & Glass
Mar Bidco S.a r.l. (4)	First Lien - Term Loan	7/7/2028	9.03%	L + 4.30%	4.73%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Telecommunications
Venga Finance S.a r.l. (4)	First Lien - Term Loan	6/28/2029	9.48%	L + 4.75%	4.73%	998	970	919	1.8%
Zacapa S.a r.l. (4)	First Lien - Term Loan	3/22/2029	8.83%	S + 4.25%	4.58%	1,481	1,477	1,427	2.8%
Total Telecommunications							2,447	2,346	4.6%

Total Investments made in Luxembourg Companies							$2,461	$2,359	4.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Netherland Companies
Hotel, Gaming & Leisure
Playa Resorts Holding B.V. (4)	First Lien - Term Loan	1/5/2029	8.58%	S + 4.25%	4.33%	1,000	965	977	1.9%
Total Hotel, Gaming & Leisure							965	977	1.9%

Total Investments made in Netherland Companies							$965	$977	1.9%

Investments made in United Kingdom Companies
Banking, Finance, Insurance & Real Estate
HIG Finance 2 Limited (4)	First Lien - Term Loan	11/12/2027	7.69%	L + 3.25%	4.44%	1,474	1,474	1,438	2.9%
Total Banking, Finance, Insurance & Real Estate							1,474	1,438	2.9%

Total Investments made in United Kingdom Companies							$1,474	$1,438	2.9%

Total Non-controlled/Non-Affiliated Investments							$137,084	$127,619	253.3%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly or quarterly. For each such investment, the Fund has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2022. As of December 31, 2022, rates for 1M L, 3M L, 6M L, and 12M L are 4.39%, 4.77%, 5.14%, and 5.48% respectively. Due to uncertainties with LIBOR, investments are starting to transition from LIBOR to Secured Overnight Financing Rate (“SOFR” or “S”). As of December 31, 2022, rates for 1M S, 3M S, 6M S, and 12M S are 4.36%, 4.59%, 4.78, and 4.87% respectively.

(3)	Percentages are based on net assets of $50,375 thousand as of December 31, 2022.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 17.1% of total assets.

(5)	Of the entire $170 thousand commitment to Confluent Health, LLC, $74 thousand was unfunded as of December 31, 2022.

(6)	Investment or a portion of the investment was on non-accrual status as of December 31, 2022.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2023, 2022 and 2021 we had no loans on non-accrual status, one loan on non-accrual status and no loans on non-accrual status, respectively.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As  of December 31, 2023 and 2022, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliated of a company if we own 5% or more of the voting securities of such company. As of December 31, 2023 and 2022, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the year ended December 31, 2023 there were term loans and equity investments that transferred from level 3 to level 2. The transfer between levels was made due to availability of broker quotes and increased trading volume for the year ended December 31, 2023. For the year ended December 31, 2022, there were no transfers between levels.

Income Taxes - For the years ended December 31, 2023, 2022 and 2021 we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

The 2020 to 2023 tax years for the Company are not yet closed and remain subject to examination by U.S. Federal, state and local tax authorities.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

On July 26, 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. The disclosures are effective beginning with annual reports for fiscal years ending on or after December 15, 2023. The Company has evaluated the impact of adoption on its consolidated financial statements and is effective for the current filing.

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

On August 11, 2023 the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

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

Gross management fees for the year ended December 31, 2023 were $1,583 thousand. Net management fees for the year ended December 31, 2023 were $997 thousand. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the year ended December 31, 2023 the Investment Advisor earned a gross income incentive fee of $241 thousand and did not earn a capital incentive fee. For the year ended December 31, 2022 the Investment Advisor did not earn a capital incentive fee and reversed $86 thousand of accrued income incentive fees. This reversal was necessary due to the Company’s performance in the first quarter of 2022. For the year ended December 31, 2021 capital incentive fees were $308 thousand and the Company did not earn an income incentive fee.

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

For the years ended December 31, 2023, 2022 and 2021, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the year ended December 31, 2023, 2022 and 2021 the Investment Advisor waived $264 thousand, $337 thousand and $814 thousand of management fees, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the year ended December 31, 2023 and 2022 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $322 thousand and $258 thousand, of management fees for the year ended December 31, 2023 and 2022, respectively. The Company’s performance for the year ended December 31, 2021 did produce realized income sufficient to charge a full management fee and this fee waiver was not utilized.

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

Under the Administration Agreement, we will reimburse the Administrator based upon our allocable portion (subject to the review and approval of our Board) of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer, and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement had an initial term of two years and thereafter may be renewed annually with the approval of our Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

On August 11, 2023 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Related Party Transactions

As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340  thousand of the Company’s net assets. During the year ended December 31, 2022 an affiliate of the Company contributed $250 thousand of cash in exchange for equity in the Company.  As of December 31, 2022, affiliates owned approximately 43% of the Company representing approximately $21,458 thousand of the Company’s net assets.

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

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the years ended December 31, 2023, 2022 and 2021, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For each of the years ended December 31, 2023, 2022 and 2021, the Company incurred $80 thousand in directors’ fees expense, respectively. The directors’ fees for the years ended December 31, 2023 and 2022 were paid as of the year end. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees.

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

The following fair value hierarchy table sets forth our investments by level as of December 31, 2023:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Term Loans	$135,640	$-	$134,191	$1,449
Delayed Draw Loan	211	-	211	-
Equity	177	-	153	24
Collateralized Loan Obligations	2,505	-	2,505	-
Total Investments	$138,533	$-	$137,060	$1,473

The following fair value hierarchy table sets forth our investments by level as of December 31, 2022:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Term Loans	$126,370	$-	$126,370	$-
Delayed Draw Loan	1,249	-	1,249	-
Equity	-	-	-	-
Collateralized Loan Obligations	-	-	-	-
Total Investments	$127,619	$-	$127,619	$-

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Equity	24	Illiquidity Discount	Illiquidity Discount	0%	100%	30%
Term Loans	1,449	Recent transactions	Transaction price	N/A	N/A	Cost
Total	$1,473

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to value if input increases	Impact to value if input decreases
Illiquidity Discount	Decreases	Increase
Transaction price	Increase	Decrease

Changes in investments categorized as Level 3 for the year ended December 31, 2023 were as follows:

	Year ended December 31, 2023
	Term Loans	Equity	Total Investments
Beginning Balance	$-	$-	$-
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	(15)	(15)
Transfers (1)	(166)	(311)	(477)
Acquisitions (2)	1,615	350	1,965
Ending Balance	$1,449	$24	$1,473

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.
(2)	May include securities delivered in reorganization, restructuring or other corporate actions of investments

For the year ended December 31, 2022, there were no Level 3 investments and no Unobservable Inputs to disclose.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Numerator - net earnings (loss)	$9,757	$(6,615)	$2,729
Denominator - weighted average shares	5,864	5,242	3,472
Net earnings (loss) per share	$1.66	$(1.26)	$0.79

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital that the Company has raised and tendered, and the shares issued to and purchased from investors during the year ended December 31, 2023.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2022	$59,241	5,643,073
January 3, 2023	344	38,579
February 1, 2023	50	5,300
March 1, 2023	221	23,458
Balance at March 31, 2023	$59,856	5,710,410
April 3, 2023	319	34,712
April 3, 2023	(1,046)	(113,999)
May 1, 2023	297	31,900
June 1, 2023	520	57,211
Balance at June 30, 2023	$59,946	5,720,234
July 3, 2023	105	11,143
July 3, 2023	(149)	(15,844)
August 1, 2023	247	25,555
September 1, 2023	171	17,649
Balance at September 30, 2023	$60,320	5,758,737
October 2, 2023	5,736	587,724
October 2, 2023	(79)	(8,141)
November 1, 2023	100	10,344
December 1, 2023	213	22,058
Balance at December 31, 2023	$66,290	6,370,722

The table below summarizes the capital the Company has raised and the shares issued to investors during the year ended December 31, 2022.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2021	$45,555	4,311,321
January 7, 2022	4,395	401,369
January 21, 2022	675	61,059
February 4, 2022	725	65,809
February 18, 2022	100	9,299
March 4, 2022	374	34,875
March 18, 2022	839	80,506
Balance at March 31, 2022	$52,663	4,964,238
April 1, 2022	769	72,225
April 18, 2022	347	32,246
May 6, 2022	724	68,479
May 20, 2022	861	87,990
June 3, 2022	234	23,769
June 17, 2022	247	25,801
Balance at June 30, 2022	$55,845	5,274,748
July 1, 2022	563	61,107
July 15, 2022	672	73,722
August 5, 2022	54	5,651
August 19, 2022	347	36,028
September 2, 2022	30	3,137
September 16, 2022	360	37,871
Balance at September 30, 2022	$57,871	5,492,264
October 7, 2022	247	27,315
October 21, 2022	24	2,622
November 4, 2022	500	55,044
November 18, 2022	165	18,107
December 2, 2022	190	20,829
December 16, 2022	244	26,892
Balance at December 31, 2022	$59,241	5,643,073

During the year ended December 31, 2023, the Company issued 865,633 shares, with an aggregate purchase price of $8,323 thousand and repurchased 137,984 shares with an aggregate tender price of $1,274 thousand. During the year ended December 31, 2022, the Company issued 1,331,752 shares, with an aggregate purchase price of $13,686 thousand. During the year ended December 31, 2022, no shares were tendered.

As of December 31, 2023 and 2022, the Company had 6,370,722 and 5,643,073 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

On October 28, 2021, the Company executed an additional amendment to the Credit Agreement. Material amendments included the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and will be paid in three equal installments (December 2021, December 2022 and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants. Except as described above, all other terms and provisions of the Agreement remain in full force and effect.

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

As of December 31, 2023 and 2022, there was $86,316 thousand and $83,150 thousand outstanding, respectively, and $8,684 thousand and $11,850 thousand available, respectively, to be drawn under the BNP Credit Facility. As of December 31, 2023 and 2022, the BNP Credit Facility had a fair value of $86,316 thousand and $83,150 thousand, respectively and a weighted average interest rate of 6.59% and 3.17%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2023 and 2022, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the years ended December 31, 2023, 2022 and 2021, we incurred interest and debt financing expenses of $5,658 thousand, $2,794 thousand, and $1,134 thousand, respectively, on the BNP Credit Facility. The average debt outstanding for the years ended December 31, 2023, 2022 and 2021, was $82,837 thousand, $82,092 thousand, and $53,173 thousand, respectively.

8. TAX MATTERS

Return of Capital Statement of Position (ROCSOP) Adjustment:

Taxable income may differ from U.S. GAAP income. These differences can be temporary or permanent in nature. To the extent they are permanent, they are charged or credited against paid in capital and distributable earnings in the period the differences arise.

During the year ended December 31, 2023, the Company the Company recorded reclassifications for permanent book to tax differences. The permanent differences increased ordinary income by $97 thousand and reduced capital gains by $97 thousand. This reclassification had no effect on net assets.

The Company declared the following dividends (in thousands).

Dividend	Declaration Date	Record Date	Payment Date
$425	December 14, 2020	December 16, 2020	January 13, 2021
436	February 16, 2021	February 18, 2021	April 13, 2021
464	May 17, 2021	May 19, 2021	July 13, 2021
653	August 16,2021	August 18, 2021	October 12, 2021
707	November 15, 2021	November 17, 2021	January 14, 2022
400	December 29, 2021	December 31, 2021	January 14, 2022
800	February 14, 2022	February 16, 2022	April 12, 2022
815	May 17, 2022	May 19, 2022	July 14, 2022
772	August 16, 2022	August 18, 2022	October 13, 2022
760	November 14, 2022	November 16, 2022	January 17, 2023
597	December 21, 2022	December 23, 2022	January 17, 2023
805	February 13, 2023	February 15, 2023	April 12, 2023
262	March 31, 2023	March 31, 2023	April 12, 2023
792	May 15, 2023	May 17, 2023	July 12, 2023
268	June 29, 2023	June 29, 2023	July 12, 2023
832	August 14, 2023	August 16, 2023	October 10, 2023
284	September 28, 2023	September 29, 2023	October 10, 2023
921	November 13, 2023	November 15, 2023	January 11, 2024
1,160	December 21, 2023	December 22, 2023	January 11, 2024
$12,153

The below table reflects the per share distribution including IRC Section 67 expenses deemed paid as of December 31, 2023, 2022 and 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Ordinary income	$0.90	$0.70	$0.78
Section 67 expenses	0.18	0.19	0.29
Total	$1.08	$0.89	$1.07

As of December 31, 2023, 2022 and 2021, the components of Accumulated Earnings (losses) on a tax basis were as follows:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Distributable earnings / accumulated losses on a tax basis
Undistributed ordinary income	$146	$-	$345
Undistributed long-term capital gains	-	-	4
Unrealized appreciation (depreciation)	(3,810)	(9,478)	554
Other temporary differences	(1,904)	(525)	(547)
Total distributable earnings (accumulated losses)	$(5,568)	$(10,003)	$356

Excise Tax

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2023, 2022 and 2021, we did not accrue an expense for U.S. federal excise tax.

Tax Basis of Investments

As of December 31, 2023, the estimated cost basis of investments for U.S. Federal tax purposes was approximately $10 higher than book cost due to wash sales. As of December 31, 2022 the estimated cost basis of investments for U.S. federal tax purposes was approximately $13 higher than book cost due to wash sales. As of December 31, 2021 the estimated cost basis of investments for U.S. federal tax purposes was approximately equal to book cost.

Qualified Interest Related Dividends Percentage

For the years ended December 31, 2023, 2022 and 2021, the Company designated 92.6%, 83.3%, and 56.2%, respectively, of dividends declared and paid from net investment income as interest related dividends under IRC Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

For the years ended December 31, 2023, 2022 and 2021, the Company designated 0.0%, 17.6%, and 74.1%, respectively, of dividends declared and paid from ordinary income as short-term capital gain dividends under IRC Section 871(k)(2)(c).

9. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of December 31, 2023 and 2022, the Company had unfunded commitments of zero and $74 thousand, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of December 31, 2023. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

10. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021	For the period from July 1, 2020 (commencement of operations) through December 31, 2020
Per share data:
Net asset value at beginning of period	$8.93	$10.90	$10.76	$-
Net investment income (1)	0.93	0.59	0.19	(0.21)
Net realized gain (1)	(0.24)	0.06	0.69	0.36
Net change in unrealized (depreciation) (1)	0.97	(1.91)	(0.09)	0.44)
Net (decrease) increase in net assets resulting from operations (1)	1.66	(1.26)	0.79	0.59
Stockholder distributions from income (2)	(0.90)	(0.71)	(0.76)	(0.16)
Issuance of common shares	-	-	-	10.29
Other (3)	0.02	-	0.11	0.04
Net asset value at end of period	$9.71	$8.93	$10.90	$10.76

Net assets at end of period	$61,858	$50,375	$46,993	$28,340
Shares outstanding at end of period	6,370,722	5,643,073	4,311,321	2,633,228
Total return (2)	19.53%	(11.94)%	8.54%	9.24%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	16.36%	11.85%	12.01%	11.66%
Ratio of net expenses including waivers and reversals to average net assets (4)	15.28%	10.64%	9.88%	9.73%
Ratio of net investment income to average net assets (4)	9.98%	6.21%	1.74%	(2.30)%

Portfolio turnover (5)	145.1%	107.3%	612.5%	359.5%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.
(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(4)	Ratios are annualized.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On January 23, 2024, the Company paid approximately $524 thousand for the approximately 53,915 shares tendered and accepted at the close of the December 2023 tender offer.

On February 1, 2024, the Company issued and sold 4,480 shares of its common stock to certain investors for an aggregate offering price of $44 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 1, 2024, the Company issued and sold 69,303 shares of its common stock to certain investors for an aggregate offering price of $669 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

As of March 25, 2024, the Investment Advisor has received requests to tender approximately 27,798 shares of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Item 16. Form 10-K Summary

The registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: March 25, 2024	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: March 25, 2024	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2024	/s/ Christopher Ryan
	Name:	Christopher Ryan
	Title:	Interested Director, Chairman, and Treasurer

Date: March 25, 2024	/s/ William Hayes
	Name:	William Hayes
	Title:	Independent Director, Audit Committee Chairman

Date: March 25, 2024	/s/ William Gates
	Name:	William Gates
	Title:	Independent Director

Date: March 25, 2024	/s/ Charles Fishkin
	Name:	Charles Fishkin
	Title:	Independent Director