Form 10-Q
period 2024-03-31
Steele Creek Capital Corp
filed 2024-05-10
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 6,354,912 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $145,405 and $142,333, respectively)	$140,676	$138,533
Cash	10,552	9,325
Receivable for investments sold	30,772	32,451
Prepaid expenses and other assets	294	339
Interest receivable	693	744
Total assets	$182,987	$181,392

Liabilities
Credit facility	83,136	86,316
Payable for investments purchased	36,534	30,188
Management fees payable	349	344
Interest payable	47	50
Incentive fees payable	56	80
Accounts payable and accrued expenses	513	475
Distributions payable	1,233	2,081
Total liabilities	121,868	119,534

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 6,390,590 shares authorized and 6,390,590 and 6,370,722 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	67,609	67,420
Total distributable (deficit)	(6,496)	(5,568)
Total net assets	$61,119	$61,858

Total liabilities and net assets	$182,987	$181,392

Net asset value per share	$9.56	$9.71

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2024	Three months ended March 31, 2023

Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$3,449	$3,199
Payment in-kind interest income	4	18
Other income	8	-
Total investment income	3,461	3,217

Expenses:
Management fees	455	372
Interest and debt financing expenses	1,485	1,302
Professional fees	99	95
Incentive fees	56	76
Administration expenses	60	58
Directors’ fees	20	20
Custody fees	12	12
Other general and administrative expenses	159	119
Total expenses	2,346	2,054
Less: management fees waived	(106)	(52)
Less: incentive fees waived	-	(8)
Net expenses	2,240	1,994
Net investment income	1,221	1,223

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	13	(418)
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliated company investments	(929)	1,666

Total net realized and unrealized (loss) gain on investments	(916)	1,248

Net (decrease) increase in net assets resulting from operations	$305	$2,471

Per share data:
Net investment income per share - basic and diluted	$0.19	$0.21
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.05	$0.43
Weighted average shares outstanding - basic and diluted	6,344	5,692

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Operations
Net investment income	$1,221	$1,223
Net realized (loss) gain on investments	13	(418)
Net change in unrealized appreciation (depreciation) on investments	(929)	1,666
Net increase (decrease) in net assets resulting from operations	305	2,471

Distributions to Stockholders
Distributions of realized income	(1,233)	(1,067)

Capital Share Transactions
Issuance of common shares	713	615
Repurchase of common shares	(524)	-
Total Capital Share Transactions	189	615

Net Assets
Net increase (decrease) in net assets during the period	(739)	2,019
Net assets at beginning of period	61,858	50,375
Net assets at end of period	61,119	52,394

Capital Share Activity
Issuance of common shares	74	67
Repurchase of common shares	(54)	-
Shares issued and outstanding at beginning of period	6,371	5,643
Shares issued and outstanding at end of period	6,391	5,710

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$305	$2,471

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments (1)	(92,086)	(49,931)
Proceeds from sales of investments and paydowns (1)	89,108	50,480
Payment in-kind interest income	(4)	(18)
Amortization of premium/accretion of discount, net	(77)	(119)
Net realized loss (gain) on investments	(13)	418
Net change in unrealized depreciation (appreciation) on investments	929	(1,666)
Changes in operating assets and liabilities:
Receivable for investments sold	1,679	7,801
Prepaid expenses and other assets	45	58
Interest receivable	51	(298)
Payable for investments purchased	6,346	(5,237)
Management fees payable	5	1
Interest payable	(3)	(13)
Incentive fees payable	(24)	43
Accounts payable and accrued expenses	38	(90)
Net cash provided by (used in) operating activities	6,299	3,900

Cash flows from financing activities:
Proceeds from issuance of common shares	713	615
Repurchase of common shares	(524)	-
Proceeds from issuance of debt	1,820	750
Repayments on debt	(5,000)	(2,000)
Stockholder distributions paid	(2,081)	(1,357)
Net cash (used in) provided by financing activities	(5,072)	(1,992)

Net increase in Cash	1,227	1,908
Cash, beginning of period	9,325	4,693
Cash, end of period	$10,552	$6,601

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$1,488	$1,316

(1)	Of the amount reported for the three months ended March 31, 2024, $710 thousand, represent non-cash transactions. Of the amount reported for the three months ended March 31, 2023, there are no non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Non-controlled/Non-Affiliated Investments -230.2% of Shareholder’s Equity (4)
Investments made in the United States
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	9.33%	S + 4.00%	5.33%	851	$848	$854	1.4%
Barnes Group Inc. (5)	First Lien - Term Loan	9/3/2030	7.83%	S + 2.50%	5.33%	995	995	998	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	7/8/2027	11.32%	S + 6.01%	5.31%	502	492	303	0.5%
KBR, Inc. (5)	First Lien – Term Loan	1/17/2031	7.58%	S + 2.25%	5.33%	211	211	212	0.4%
LSF11 Trinity Bidco, Inc.	First Lien – Term Loan	6/14/2030	9.33%	S + 4.00%	5.33%	489	482	492	0.8%
MAG DS Corp.	First Lien – Term Loan	4/1/2027	10.90%	S + 5.60%	5.30%	913	887	877	1.4%
Peraton Corp.	First Lien – Term Loan	2/1/2028	9.18%	S + 3.85%	5.33%	949	947	950	1.6%
Vertex Aerospace Services Corp.	First Lien – Term Loan	12/6/2028	8.68%	S + 3.35%	5.33%	980	977	983	1.6%
Total Aerospace & Defense							5,839	5,669	9.3%

Automotive
Adient US LLC	First Lien – Term Loan	1/31/2031	8.08%	S + 2.75%	5.33%	95	95	95	0.1%
Autokiniton US Holdings, Inc.	First Lien – Term Loan	4/6/2028	9.44%	S + 4.11%	5.33%	965	960	969	1.6%
First Brands Group, LLC	First Lien – Term Loan	3/30/2027	10.57%	S + 5.26%	5.31%	315	313	316	0.5%
First Brands Group, LLC	First Lien – Term Loan	3/30/2027	10.57%	S + 5.26%	5.31%	762	762	765	1.3%
Holley Inc. (5)	First Lien – Term Loan	11/17/2028	9.19%	S + 3.86%	5.33%	901	902	893	1.5%
Phinia Inc. (5)	First Lien – Term Loan	7/3/2028	12.60%	S + 4.10%	8.50%	498	480	498	0.8%
Thor Industries, Inc. (5)	First Lien – Term Loan	11/15/2030	8.08%	S + 2.75%	5.33%	750	747	753	1.2%
Total Automotive							4,259	4,289	7.0%

Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien – Term Loan	2/19/2028	8.18%	S + 2.85%	5.33%	494	490	495	0.8%
AssuredPartners, Inc.	First Lien – Term Loan	2/12/2027	8.83%	S + 3.50%	5.33%	980	979	982	1.6%
Baldwin Risk Partners, LLC	First Lien – Term Loan	10/14/2027	8.94%	S + 3.61%	5.33%	744	739	745	1.2%
Citadel Securities LP	First Lien – Term Loan	7/29/2030	7.58%	S + 2.25%	5.33%	1,444	1,434	1,445	2.4%
Cushman & Wakefield U.S. Borrower, LLC (5)	First Lien – Term Loan	1/31/2030	8.68%	S + 3.35%	5.33%	496	488	495	0.8%
DRW Holdings, LLC	First Lien – Term Loan	3/1/2028	9.19%	S + 3.86%	5.33%	526	524	526	0.9%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
FinCo I LLC	First Lien – Term Loan	6/27/2029	8.31%	S + 3.00%	5.31%	744	741	747	1.2%
Greystar Real Estate Partners, LLC (5)	First Lien – Term Loan	8/21/2030	8.58%	S + 3.25%	5.33%	525	518	527	0.9%
Guggenheim Partners Investment Management Holdings, LLC	First Lien – Term Loan	12/12/2029	8.55%	S + 3.25%	5.30%	113	111	113	0.2%
Jane Street Group, LLC	First Lien – Term Loan	1/26/2028	7.94%	S + 2.61%	5.33%	972	968	974	1.6%
Lakeview Loan Servicing, LLC (5)	First Lien – Term Loan	6/21/2029	8.74%	S + 3.36%	5.38%	998	993	993	1.6%
LendingTree, Inc. (5)	First Lien – Term Loan	9/15/2028	9.19%	S + 3.86%	5.33%	1,478	1,477	1,400	2.3%
OFSBS 2022-11A (5)	Collateralized Loan Obligation	10/18/2035	8.83%	S + 3.50%	5.33%	1,000	1,000	1,010	1.7%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	14.17%	S + 8.85%	5.32%	1,000	983	1,019	1.7%
ONBE, Inc.	First Lien – Term Loan	12/10/2027	11.94%	S + 6.61%	5.33%	800	780	804	1.3%
Osaic Holdings, Inc. (5)	First Lien – Term Loan	8/17/2028	9.83%	S + 4.50%	5.33%	467	463	469	0.8%
Osaic Holdings, Inc. (5)	First Lien – Term Loan	8/17/2028	9.32%	S + 4.00%	5.32%	211	210	212	0.3%
Paysafe Group Holdings II Limited	First Lien – Term Loan	6/28/2028	8.19%	S + 2.86%	5.33%	976	953	971	1.6%
Resolute Investment Managers, Inc.	First Lien – Term Loan	4/30/2027	12.07%	S + 6.76%	5.31%	453	453	448	0.7%
Resolute Investment Managers, Inc. (4)	Equity	—	—	—	—	6	—	—	0.0%
Russell Investments US Institutional Holdco, Inc.	First Lien – Term Loan	5/30/2025	8.93%	S + 3.60%	5.33%	1,558	1,551	1,497	2.5%
Ryan Specialty Group, LLC	First Lien – Term Loan	9/1/2027	8.08%	S + 2.75%	5.33%	485	486	486	0.8%
Sound Point CLO Ltd	Collateralized Loan Obligation	7/26/2036	14.13%	S + 8.81%	5.32%	500	469	511	0.8%
Total Banking, Finance, Insurance & Real Estate							16,810	16,869	27.7%

Beverage, Food & Tobacco
Flynn Restaurant Group LP	First Lien – Term Loan	12/1/2028	9.69%	S + 4.36%	5.33%	746	741	749	1.2%
Total Beverage, Food & Tobacco							741	749	1.2%

Capital Equipment
Chart Industries, Inc.	First Lien – Term Loan	3/15/2030	8.67%	S + 3.35%	5.32%	913	909	917	1.5%
Novae LLC	First Lien – Term Loan	12/22/2028	10.48%	S + 5.00%	5.48%	584	560	581	1.0%
Watlow Electric Manufacturing Company	First Lien – Term Loan	3/2/2028	9.33%	S + 3.75%	5.58%	809	805	812	1.3%
Total Capital Equipment							2,274	2,310	3.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien – Term Loan	4/6/2029	9.06%	S + 3.75%	5.31%	1,195	1,187	1,162	1.9%
Bakelite US Holdco, Inc.	First Lien – Term Loan	5/29/2029	9.46%	S + 4.15%	5.31%	983	978	985	1.6%
DCG Acquisition Corp.	First Lien – Term Loan	9/30/2026	9.93%	S + 4.60%	5.33%	257	257	258	0.4%
H.B. Fuller Company (5)	First Lien – Term Loan	2/15/2030	7.33%	S + 2.00%	5.33%	423	423	425	0.7%
Koppers Inc.	First Lien – Term Loan	4/10/2030	8.32%	S + 3.00%	5.32%	147	147	148	0.3%
Sparta U.S. Holdco LLC	First Lien – Term Loan	8/2/2028	8.69%	S + 3.36%	5.32%	489	487	490	0.8%
Tronox Finance LLC	First Lien – Term Loan	8/16/2028	8.83%	S + 3.50%	5.33%	998	989	1,000	1.6%
Total Chemicals, Plastics, & Rubber							4,468	4,468	7.3%

Construction & Building
84 Lumber Company	First Lien – Term Loan	11/29/2030	8.18%	S + 2.85%	5.33%	349	348	351	0.6%
American Builders & Contractors Supply Co., Inc.	First Lien – Term Loan	1/31/2031	7.33%	S + 2.00%	5.33%	211	211	211	0.3%
APi Group DE, Inc. (5)	First Lien – Term Loan	1/3/2029	7.94%	S + 2.61%	5.33%	646	646	648	1.1%
Columbus McKinnon Corporation	First Lien – Term Loan	5/14/2028	7.81%	S + 2.50%	5.31%	666	662	669	1.1%
Core & Main LP	First Lien – Term Loan	2/9/2031	7.56%	S + 2.25%	5.31%	701	698	702	1.1%
Crown Subsea Communications Holding, Inc.	First Lien – Term Loan	1/30/2031	10.07%	S + 4.75%	5.32%	528	523	532	0.9%
Janus International Group, LLC	First Lien – Term Loan	8/3/2030	8.62%	S + 3.35%	5.27%	630	624	633	1.0%
Quikrete Holdings, Inc.	First Lien – Term Loan	3/25/2031	7.82%	S + 2.50%	5.32%	3,716	3,707	3,722	6.1%
Smyrna Ready Mix Concrete, LLC	First Lien – Term Loan	4/2/2029	8.83%	S + 3.50%	5.33%	638	623	643	1.1%
Summit Materials, LLC	First Lien – Term Loan	1/12/2029	7.83%	S + 2.50%	5.33%	105	105	106	0.2%
TAMKO Building Products LLC	First Lien – Term Loan	9/20/2030	8.83%	S + 3.50%	5.33%	995	991	996	1.6%
Total Construction & Building							9,138	9,213	15.1%

Consumer Goods: Durable
Hunter Douglas Holding B.V.	First Lien – Term Loan	2/26/2029	8.82%	S + 3.50%	5.32%	983	979	973	1.6%
LHS Borrower, LLC	First Lien – Term Loan	2/16/2029	10.18%	S + 4.85%	5.33%	652	647	624	1.0%
Mannington Mills, Inc.	First Lien – Term Loan	8/6/2026	9.32%	S + 4.01%	5.31%	384	384	367	0.6%
Pelican Products, Inc.	First Lien – Term Loan	12/29/2028	9.81%	S + 4.51%	5.30%	712	711	665	1.1%
Total Consumer Goods: Durable							2,721	2,629	4.3%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien – Term Loan	5/17/2028	9.19%	S + 3.86%	5.33%	824	821	818	1.3%
Total Consumer Goods: Non-Durable							821	818	1.3%

Containers, Packaging & Glass
Closure Systems International Group Inc.	First Lien – Term Loan	3/13/2029	9.43%	S + 4.10%	5.33%	750	746	752	1.2%
Pactiv Evergreen Inc. (5)	First Lien – Term Loan	9/24/2028	8.58%	S + 3.25%	5.33%	977	957	982	1.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Plaze, Inc.	First Lien – Term Loan	8/3/2026	9.19%	S + 3.86%	5.33%	652	647	644	1.1%
Sabert Corporation	First Lien – Term Loan	12/10/2026	9.18%	S + 3.86%	5.32%	785	784	788	1.3%
Total Containers, Packaging & Glass							3,134	3,166	5.2%

Energy: Electricity
Astoria Energy LLC	First Lien – Term Loan	12/10/2027	8.94%	S + 3.61%	5.33%	906	904	909	1.5%
Hamilton Projects Acquiror, LLC	First Lien – Term Loan	6/17/2027	9.94%	S + 4.61%	5.33%	725	710	729	1.2%
Invenergy Thermal Operating I LLC	First Lien – Term Loan	8/14/2029	9.67%	S + 4.36%	5.31%	821	806	825	1.3%
Invenergy Thermal Operating I LLC	First Lien – Term Loan	8/14/2029	9.67%	S + 4.36%	5.31%	71	70	72	0.1%
Vistra Operations Company LLC	First Lien – Term Loan	12/20/2030	7.33%	S + 2.00%	5.33%	843	836	843	1.4%
Total Energy: Electricity							3,326	3,378	5.5%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien – Term Loan	4/13/2028	8.58%	S + 3.25%	5.33%	644	647	646	1.1%
BCP Renaissance Parent L.L.C.	First Lien – Term Loan	10/31/2028	8.83%	S + 3.50%	5.33%	186	185	186	0.3%
CQP Holdco LP	First Lien – Term Loan	12/31/2030	8.30%	S + 3.00%	5.30%	726	724	729	1.2%
GIP Pilot Acquisition Partners, L.P.	First Lien – Term Loan	10/4/2030	8.33%	S + 3.00%	5.33%	211	210	212	0.3%
ITT Holdings LLC	First Lien – Term Loan	10/5/2030	8.68%	S + 3.35%	5.33%	680	667	682	1.1%
WhiteWater DBR Holdco LLC	First Lien – Term Loan	3/3/2031	8.05%	S + 2.75%	5.30%	441	439	442	0.7%
Total Energy: Oil & Gas							2,872	2,897	4.7%

Environmental Industries
Clean Harbors, Inc. (5)	First Lien – Term Loan	10/8/2028	7.19%	S + 1.86%	5.33%	527	526	528	0.9%
Total Environmental Industries							526	528	0.9%

Forest Products & Paper
Mativ Holdings, Inc. (5)	First Lien – Term Loan	4/20/2028	9.19%	S + 3.86%	5.33%	433	430	433	0.7%
Total Forest Products & Paper							430	433	0.7%

Healthcare & Pharmaceuticals
Amneal Pharmaceuticals LLC (5)	First Lien – Term Loan	5/4/2028	10.83%	S + 5.50%	5.33%	983	934	983	1.6%
ANI Pharmaceuticals, Inc. (5)	First Lien – Term Loan	11/19/2027	11.44%	S + 6.11%	5.33%	978	969	980	1.6%
Athletico Management, LLC	First Lien – Term Loan	2/15/2029	9.70%	S + 4.40%	5.30%	246	239	185	0.3%
Aveanna Healthcare LLC (5)	First Lien – Term Loan	7/17/2028	9.19%	S + 3.85%	5.34%	423	423	408	0.7%
Bayou Intermediate II, LLC	First Lien – Term Loan	8/2/2028	10.08%	S + 4.76%	5.32%	708	706	704	1.2%
Carestream Dental Technology Parent Limited	First Lien – Term Loan	9/1/2024	9.81%	S + 4.50%	5.31%	888	885	777	1.3%
Charlotte Buyer, Inc.	First Lien – Term Loan	2/11/2028	10.57%	S + 5.25%	5.32%	497	488	500	0.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Confluent Health, LLC	First Lien – Term Loan	11/30/2028	9.44%	S + 4.11%	5.33%	941	939	931	1.5%
Embecta Corp. (5)	First Lien – Term Loan	3/30/2029	8.33%	S + 3.00%	5.33%	1,496	1,444	1,390	2.3%
Ensemble RCM, LLC	First Lien – Term Loan	8/1/2029	8.32%	S + 3.00%	5.32%	943	938	946	1.6%
FC Compassus, LLC	First Lien – Term Loan	12/31/2026	9.69%	S + 4.36%	5.33%	1,212	1,211	1,191	1.9%
Global Medical Response, Inc.	First Lien – Term Loan	10/2/2025	9.84%	S + 4.51%	5.33%	484	480	453	0.7%
Golden State Buyer, Inc.	First Lien – Term Loan	6/21/2026	10.18%	S + 4.85%	5.33%	938	934	929	1.6%
HAH Group Holding Company LLC	First Lien – Term Loan	10/29/2027	10.44%	S + 5.00%	5.44%	993	981	991	1.6%
HAH Group Holding Company LLC	First Lien – Delayed Draw Loan	10/29/2027	10.44%	S + 5.00%	5.44%	126	124	125	0.2%
Ingenovis Health, Inc.	First Lien – Term Loan	3/6/2028	9.19%	S + 3.75%	5.44%	970	967	879	1.5%
Iqvia Inc.	First Lien – Term Loan	1/2/2031	7.31%	S + 2.00%	5.31%	249	249	251	0.4%
Onex TSG Intermediate Corp.	First Lien – Term Loan	2/28/2028	10.32%	S + 5.01%	5.31%	973	961	974	1.6%
PDS Holdco, Inc.	First Lien – Term Loan	8/18/2028	10.10%	S + 4.76%	5.34%	1,330	1,326	827	1.4%
PDS Holdco, Inc.	First Lien – Delayed Draw Loan	8/18/2028	10.10%	S + 4.76%	5.34%	136	136	84	0.1%
Phoenix Guarantor Inc.	First Lien – Term Loan	2/21/2031	8.58%	S + 3.25%	5.33%	1,000	990	988	1.6%
Select Medical Corporation (5)	First Lien – Term Loan	3/6/2027	8.33%	S + 3.00%	5.33%	101	100	101	0.2%
Sotera Health Holdings, LLC (5)	First Lien – Term Loan	12/11/2026	9.08%	S + 3.75%	5.33%	218	213	218	0.4%
TTF Holdings, LLC	First Lien – Term Loan	3/31/2028	9.44%	S + 4.11%	5.33%	635	632	636	1.0%
U.S. Anesthesia Partners, Inc.	First Lien – Term Loan	10/1/2028	9.69%	S + 4.36%	5.33%	1,086	1,082	1,040	1.7%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien – Term Loan	12/15/2027	10.70%	S + 5.40%	5.30%	978	973	980	1.6%
Waystar Technologies, Inc.	First Lien – Term Loan	10/22/2029	9.33%	S + 4.00%	5.33%	300	300	301	0.5%
Zelis Cost Management Buyer, Inc.	First Lien – Term Loan	9/28/2029	8.08%	S + 2.75%	5.33%	633	630	634	1.0%
Total Healthcare & Pharmaceuticals							20,254	19,406	31.9%

High Tech Industries
Boxer Parent Company Inc.	First Lien – Term Loan	12/29/2028	9.58%	S + 4.25%	5.33%	617	618	622	1.0%
Casa Systems, Inc. (4) (6)	First Lien – Term Loan	12/20/2027	—	—	—	1,231	1,231	184	0.3%
Casa Systems, Inc. (4)	Equity	—	—	—	—	65	—	—	0.0%
Casa Systems, Inc. (4)	Warrants	—	—	—	—	33	—	—	0.0%
Casa Systems, Inc. (4)	Warrants	—	—	—	—	33	—	—	0.0%
CE Intermediate I, LLC	First Lien – Term Loan	11/10/2028	8.95%	S + 3.65%	5.30%	980	973	977	1.6%
GoTo Group, Inc.	First Lien – Term Loan	4/30/2028	10.17%	S + 4.85%	5.32%	433	293	334	0.6%
Ingram Micro Inc.	First Lien – Term Loan	6/30/2028	8.57%	S + 3.26%	5.31%	730	725	732	1.2%
Precisely Software Incorporated	First Lien – Term Loan	4/24/2028	9.59%	S + 4.26%	5.32%	974	972	976	1.6%
Proofpoint, Inc.	First Lien – Term Loan	8/31/2028	8.69%	S + 3.36%	5.33%	126	126	126	0.2%
Quest Software US Holdings Inc.	First Lien – Term Loan	2/1/2029	9.71%	S + 4.40%	5.31%	1,478	1,467	1,129	1.8%
Rocket Software, Inc.	First Lien – Term Loan	11/28/2028	10.08%	S + 4.75%	5.33%	747	737	743	1.2%
Ultra Clean Holdings, Inc. (5)	First Lien - Term Loan	2/28/2028	8.82%	S + 3.50%	5.32%	183	182	184	0.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	9.59%	S + 4.00%	5.59%	1,366	1,359	1,215	2.0%
Xerox Corporation (5)	First Lien - Term Loan	11/17/2029	9.33%	S + 4.00%	5.33%	417	405	419	0.7%
Total High Tech Industries							9,088	7,641	12.5%

Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	9.17%	S + 3.85%	5.32%	500	500	503	0.8%
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	9.19%	S + 3.86%	5.33%	983	976	987	1.6%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/27/2029	9.08%	S + 3.75%	5.33%	980	979	984	1.6%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/27/2028	8.33%	S + 3.00%	5.33%	196	195	197	0.3%
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	7.43%	S + 2.00%	5.43%	750	748	752	1.2%
Kingpin Intermediate Holdings LLC (5)	First Lien - Term Loan	2/8/2028	8.83%	S + 3.50%	5.33%	299	296	299	0.5%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.94%	S + 3.61%	5.33%	426	425	363	0.6%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.94%	S + 3.61%	5.33%	272	271	232	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	6/30/2028	10.43%	S + 5.10%	5.33%	347	333	305	0.5%
Station Casinos LLC	First Lien - Term Loan	3/14/2031	7.58%	S + 2.25%	5.33%	220	219	220	0.4%
TA TT Buyer, LLC	First Lien - Term Loan	4/2/2029	10.30%	S + 5.00%	5.30%	314	311	316	0.5%
Total Hotel, Gaming & Leisure							5,253	5,158	8.4%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	8.93%	S + 3.60%	5.33%	980	973	971	1.6%
Thryv, Inc. (5)	First Lien - Term Loan	3/1/2026	13.94%	S + 8.61%	5.33%	734	733	737	1.2%
Total Media: Advertising, Printing & Publishing							1,706	1,708	2.8%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	7.33%	S + 2.00%	5.33%	998	993	989	1.6%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	9.19%	S + 3.86%	5.33%	500	501	494	0.8%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	9.18%	S + 3.85%	5.33%	737	720	592	1.0%
Total Media: Broadcasting & Subscription							2,214	2,075	3.4%

Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	9.19%	S + 3.86%	5.32%	1,310	1,305	1,314	2.1%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	9.19%	S + 3.86%	5.33%	968	965	969	1.6%
Upbound Group, Inc.	First Lien - Term Loan	2/17/2028	9.12%	S + 3.68%	5.44%	546	546	546	0.9%
Total Retail							2,816	2,829	4.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/2027	9.16%	S + 3.85%	5.31%	972	972	975	1.6%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	9.58%	S + 4.25%	5.33%	421	417	423	0.7%
Artera Services, LLC	First Lien - Term Loan	2/15/2031	9.81%	S + 4.50%	5.31%	528	524	531	0.9%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	8.08%	S + 2.75%	5.33%	316	315	316	0.5%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	8.42%	S + 3.25%	5.17%	746	743	749	1.2%
Conduent Business Services, LLC	First Lien - Term Loan	10/16/2028	9.69%	S + 4.36%	5.33%	498	497	499	0.8%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	11.21%	S + 5.90%	5.31%	983	963	936	1.6%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	10.06%	S + 4.75%	5.31%	1,114	1,096	1,115	1.8%
Flame NewCo, LLC	First Lien - Term Loan	6/30/2028	7.43%	S + 2.10%	5.33%	376	376	354	0.6%
GTCR W Merger Sub LLC	First Lien - Term Loan	1/31/2031	8.31%	S + 3.00%	5.31%	750	746	754	1.2%
Instructure Holdings, Inc. (5)	First Lien - Term Loan	10/30/2028	8.35%	S + 3.01%	5.34%	249	247	250	0.4%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	7.58%	S + 2.25%	5.33%	421	418	418	0.7%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	9.58%	S + 4.25%	5.33%	974	972	978	1.6%
Nexus Buyer LLC	First Lien - Term Loan	12/13/2028	9.83%	S + 4.50%	5.33%	750	729	747	1.2%
Nielsen Consumer Inc.	First Lien - Term Loan	3/6/2028	9.08%	S + 3.75%	5.33%	485	484	468	0.8%
Phoenix Services International LLC	Equity	—	—	—	—	31	311	153	0.3%
Pitney Bowes Inc. (5)	First Lien - Term Loan	3/17/2028	9.44%	S + 4.11%	5.33%	970	964	970	1.6%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/2027	8.93%	S + 3.60%	5.33%	982	982	986	1.6%
Rockwood Service Corporation	First Lien - Term Loan	1/23/2027	9.69%	S + 4.36%	5.33%	248	248	249	0.4%
Sitel Group	First Lien - Term Loan	8/28/2028	9.19%	S + 3.86%	5.33%	1,463	1,458	1,261	2.1%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	9.44%	S + 4.11%	5.33%	975	972	972	1.6%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	9.19%	S + 3.86%	5.33%	860	857	859	1.4%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.94%	S + 3.61%	5.32%	978	975	976	1.6%
Vestis Corporation (5)	First Lien - Term Loan	2/22/2031	7.58%	S + 2.25%	5.33%	316	315	316	0.5%
Total Services: Business							16,581	16,255	26.7%

Services: Consumer
Prime Security Services Borrower, LLC	First Lien - Term Loan	10/13/2030	7.83%	S + 2.50%	5.33%	499	494	500	0.8%
University Support Services LLC	First Lien - Term Loan	2/10/2029	8.43%	S + 3.10%	5.33%	995	995	994	1.6%
WW International, Inc. (5)	First Lien - Term Loan	4/13/2028	8.94%	S + 3.61%	5.33%	945	943	422	0.7%
Total Services: Consumer							2,432	1,916	3.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Telecommunications
Ciena Corporation (5)	First Lien - Term Loan	10/24/2030	7.33%	S + 2.00%	5.33%	993	989	996	1.6%
ConvergeOne Holdings, Corp. (6)	First Lien - Term Loan	1/4/2026	—	—	—	1,454	1,427	306	0.5%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	8.81%	S + 3.50%	5.31%	295	290	296	0.5%
Iridium Satellite LLC	First Lien - Term Loan	9/20/2030	7.83%	S + 2.50%	5.33%	125	125	125	0.2%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	10.34%	S + 5.01%	5.32%	1,294	1,285	926	1.5%
SBA Senior Finance II LLC	First Lien - Term Loan	1/25/2031	7.34%	S + 2.00%	5.34%	1,250	1,247	1,254	2.1%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	12.30%	S + 7.00%	5.30%	985	958	943	1.6%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	8.44%	S + 3.00%	5.44%	1,000	998	881	1.4%
Total Telecommunications							7,319	5,727	9.4%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	9.69%	S + 4.36%	5.33%	975	972	980	1.6%
Clue Opco LLC	First Lien - Term Loan	12/19/2030	9.83%	S + 4.50%	5.33%	697	670	688	1.1%
Daseke Companies, Inc. (5)	First Lien - Term Loan	3/9/2028	11.50%	S + 3.00%	8.50%	775	773	776	1.3%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.93%	S + 3.60%	5.33%	980	979	968	1.6%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	9.08%	S + 3.75%	5.33%	633	630	634	1.0%
Total Transportation: Cargo							4,024	4,046	6.6%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	6/22/2028	7.33%	S + 2.00%	5.33%	1,184	1,180	1,186	1.9%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.56%	S + 3.26%	5.30%	358	356	358	0.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.56%	S + 3.26%	5.30%	108	108	109	0.2%
United AirLines, Inc. (5)	First Lien - Term Loan	2/22/2031	8.08%	S + 2.75%	5.33%	369	367	370	0.6%
Total Transportation: Consumer							2,011	2,023	3.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	7.58%	S + 2.25%	5.33%	249	247	249	0.4%
Calpine Corporation	First Lien - Term Loan	1/31/2031	7.33%	S + 2.00%	5.33%	1,793	1,784	1,784	2.9%
PG&E Corporation (5)	First Lien - Term Loan	6/23/2027	7.83%	S + 2.50%	5.33%	500	498	501	0.8%
Total Utilities: Electric							2,529	2,534	4.1%

Total Investments made in the United States							133,586	128,734	210.8%

Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (5)	First Lien - Term Loan	9/20/2030	7.58%	S + 2.25%	5.33%	998	993	998	1.6%
Total Beverage, Food & Tobacco							993	998	1.6%

Transportation: Consumer
Air Canada (5)	First Lien - Term Loan	3/14/2031	7.83%	S + 2.50%	5.33%	1,500	1,496	1,505	2.5%
Total Transportation: Consumer							1,496	1,505	2.5%

Services: Business
Nuvei Technologies Corp. (5)	First Lien - Term Loan	12/19/2030	8.43%	S + 3.10%	5.33%	1,053	1,046	1,057	1.7%
Total Services: Business							1,046	1,057	1.7%

Total Investments made in Canada							3,535	3,560	5.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (5)	First Lien - Term Loan	7/31/2029	9.81%	S + 4.50%	5.31%	248	246	250	0.4%
Total Healthcare & Pharmaceuticals							246	250	0.4%

Total Investments made in France							246	250	0.4%

Investments made in Germany
Construction & Building
Minimax Viking GmbH (5)	First Lien - Term Loan	7/31/2028	8.19%	S + 2.86%	5.33%	498	496	499	0.8%
Total Construction & Building							496	499	0.8%

Investments made in Germany							496	499	0.8%

Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing DAC (5)	First Lien - Term Loan	11/5/2028	7.56%	S + 2.26%	5.30%	500	498	502	0.8%
Total Aerospace & Defense							498	502	0.8%

Hotel, Gaming & Leisure
Flutter Entertainment plc (5)	First Lien - Term Loan	11/25/2030	7.56%	S + 2.25%	5.31%	957	954	959	1.6%
Total Hotel, Gaming & Leisure							954	959	1.6%

Services: Consumer
Cimpress plc (5)	First Lien - Term Loan	5/17/2028	8.94%	S + 3.61%	5.33%	973	966	973	1.6%
Total Services: Consumer							966	973	1.6%

Transportation: Consumer
Delos Aircraft Designated Activity Company	First Lien - Term Loan	10/31/2027	7.30%	S + 2.00%	5.30%	500	500	502	0.8%
Total Transportation: Consumer							500	502	0.8%

Total Investments made in Ireland							2,918	2,936	4.8%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (5)	First Lien - Term Loan	7/7/2028	9.56%	S + 4.25%	5.31%	14	13	13	0.0%
Total Containers, Packaging & Glass							13	13	0.0%

Telecommunications
Venga Finance S.a r.l. (5)	First Lien - Term Loan	6/28/2029	10.35%	S + 5.01%	5.34%	985	962	986	1.6%
Total Telecommunications							962	986	1.6%

Total Investments made in Luxembourg							975	999	1.6%

Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (5)	First Lien - Term Loan	4/3/2028	9.42%	S + 4.10%	5.32%	864	853	868	1.4%
Total Chemicals, Plastics, & Rubber							853	868	1.4%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index(2)	Interest Rate Floor / Base Rate(2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Retail
Peer Holding III B.V. (5)	First Lien - Term Loan	10/28/2030	8.56%	S + 3.25%	5.31%	528	524	530	0.9%
Total Retail							524	530	0.9%

Total Investments made in the Netherlands							1,377	1,398	2.3%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	8.83%	S + 3.50%	5.33%	475	468	477	0.8%
Total Services: Business							468	477	0.8%

Total Investments made in Puerto Rico							468	477	0.8%

Investments made in Switzerland
Transportation: Consumer
Radar Bidco SARL (5)	First Lien - Term Loan	3/27/2031	9.56%	S + 4.25%	5.31%	1,000	995	1,001	1.6%
Total Transportation: Consumer							995	1,001	1.6%

Total Investments made in Switzerland							995	1,001	1.6%

Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos US Finance LLC (5)	First Lien - Term Loan	2/18/2030	8.93%	S + 3.60%	5.33%	203	202	204	0.3%
Ineos Quattro Holdings UK Limited (5)	First Lien - Term Loan	4/2/2029	9.68%	S + 4.35%	5.33%	500	490	500	0.8%
Ineos Quattro Holdings UK Limited (5)	First Lien - Term Loan	3/14/2030	9.18%	S + 3.85%	5.33%	118	117	118	0.2%
Total Chemicals, Plastics, & Rubber							809	822	1.3%

Total Investments made in the United Kingdom							809	822	1.3%

Total Non-controlled/Non-Affiliated Investments							$145,405	$140,676	230.2%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), however a small percentage of loans are still transitioning from London Interbank Offered Rate (“LIBOR” or “L”). Both indices reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2024. As of March 31, 2024, rates for 1M S, 3M S, 6M S, and 12M S are 5.33%, 5.30%, 5.22%, and 5.00% respectively. As of March 31, 2024 rate for 3M L is 5.56%.

(3)	Percentages are based on net assets of $61,119 as of March 31, 2024.

(4)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (see Note 4)

(5)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 17.9% of total assets.

(6)	Investment or a portion of the investment was on non-accrual status as of March 31, 2024

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

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Investments made in the Netherlands Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (5)	First Lien - Term Loan	4/3/2028	9.47%	S + 4.10%	5.37%	866	855	870	1.4%
Total Chemicals, Plastics, & Rubber							855	870	1.4%

Retail
Peer Holding III B.V. (5)	First Lien - Term Loan	10/28/2030	8.60%	S + 3.25%	5.35%	528	524	530	0.9%
Total Retail							524	530	0.9%

Total Investments made in the Netherlands							1,379	1,400	2.3%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	8.86%	S + 3.50%	5.36%	475	468	477	0.8%
Total Services: Business							468	477	0.8%

Total Investments made in Puerto Rico							468	477	0.8%

Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos US Finance LLC (5)	First Lien - Term Loan	2/18/2030	8.96%	S + 3.60%	5.36%	204	202	204	0.3%
Ineos Quattro Holdings UK Limited (5)	First Lien - Term Loan	3/14/2030	9.21%	S + 3.85%	5.36%	118	117	117	0.2%
Total Chemicals, Plastics, & Rubber							319	321	0.5%

Total Investments made in the United Kingdom							319	321	0.5%

Total Non-controlled/Non-Affiliated Investments							$142,333	$138,533	224.0%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), however, a small percentage of loans are still transitioning from London Interbank Offered Rate (“LIBOR” or “L”). Both indices reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2023. As of December 31, 2023, rates for 1M S, 3M S, 6M S, and 12M S are 5.35%, 5.33%, 5.16%, and 4.77% respectively. As of December 31, 2023, rates for 1M L, 3M L, and 6M L are 5.47%, 5.59%, and 5.59% respectively.

(3)	Percentages are based on net assets of $61,858 as of December 31, 2023.

(4)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (see Note 4)

(5)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 17.2% of total assets.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated. Financial statements are prepared in accordance with GAAP for financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the period presented, have been included. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”).

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three months ended March 31, 2024 and 2023, there were two loans and one loan on non-accrual status, respectively.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of March 31, 2024, and December 31, 2023, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of March 31, 2024 and December 31, 2023, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three months ended March 31, 2024 there were two term loans investments that transferred from level 3 to level 2 at quarter end. The transfer between levels was made due to availability of broker quotes and increased trading volume for the three months ended March 31, 2024. For the three months ended March 31, 2023 there were no transfers between levels.

Income Taxes – For the three months ended March 31, 2024 and 2023, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The Company reviewed recent accounting pronouncements and determined them to be not applicable or expect them to have minimal impact on its consolidated financial statements.

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

Gross and net management fees for the three months ended March 31, 2024 were $455 thousand and $349 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three months ended March 31, 2024, the Investment Advisor earned a gross income incentive fee of $56 thousand and did not earn a capital incentive fee. For the three months ended March 31, 2023, the Investment Advisor earned a gross income incentive fee of $76 thousand and did not earn a capital incentive fee.

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

For the three months ended March 31, 2024 and 2023, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three months ended March 31, 2024 and 2023 the Investment Advisor waived $106 thousand and $52 thousand of management fees, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended March 31, 2024 and 2023, produced sufficient realized income to meet the 6% distribution payment to investors and charge a full management fee on investments.

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

Related Party Transactions

As of March 31, 2024, affiliates owned approximately 38% of the Company representing approximately $22,989 thousand of the Company’s net assets. As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2024 and 2023 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three months ended March 31, 2024 and 2023, the Company incurred $20 thousand in directors’ fees expense.

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

The following fair value hierarchy table sets forth our investments by level as of March 31, 2024:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Term Loans	$137,774	$-	$137,590	$184
Delayed Draw Loan	209	-	209	-
Equity	153	-	153	-
Collateralized Loan Obligations	2,540	-	2,540	-
Total Investments	$140,676	$-	$140,492	$184

The following fair value hierarchy table sets forth our investments by level as of December 31, 2023:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Term Loans	$135,640	$-	$134,191	$1,449
Delayed Draw Loan	211	-	211	-
Equity	177	-	153	24
Collateralized Loan Obligations	2,505	-	2,505	-
Total Investments	$138,533	$-	$137,060	$1,473

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2024, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Term Loans	184	Discounted Cash Flows	Market Comps	0%	100%	14.97%
Total	$184

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to value if input increases	Impact to value if input decreases
Market Comps	Increase	Decrease

Changes in investments categorized as Level 3 for the three months ended March 31, 2024 were as follows:

	Three months ended March 31, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$1,449	$24	$1,473
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	(24)	(24)
Transfers (1)	(1,265)	-	(1,265)
Acquisitions	-	-	-
Ending Balance	$184	$-	$184

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Numerator - net earnings (loss)	$305	$2,471
Denominator - weighted average shares	6,344	5,692
Net earnings (loss) per share	$0.05	$0.43

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned) and the shares issued (tendered) to investors during the three months ended March 31, 2024.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2023	$66,290	6,370,722
January 2, 2024	(524)	(53,915)
February 1, 2024	44	4,480
March 1, 2024	669	69,303
Balance at March 31, 2024	$66,479	6,390,590

The table below summarizes the capital the Company has raised (returned) and the shares issued (tendered) to investors during the three months ended March 31, 2023.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2022	$59,241	5,643,073
January 3, 2023	344	38,579
February 1, 2023	50	5,300
March 1, 2023	221	23,458
Balance at March 31, 2023	$59,856	5,710,410

During the three months ended March 31, 2024, the Company issued 73,783 shares with an aggregate value of $713 thousand and repurchased 53,915 shares with an aggregate tender price of $524 thousand. During the three months ended March 31, 2023, the Company issued 67,337 shares with an aggregate value of $615 thousand. During the three months ended March 31, 2023, no shares were tendered.

As of March 31, 2024, and December 31, 2023 the Company had 6,390,590 and 6,370,722 shares of common stock, $0.001 par value per share, outstanding, respectively.

7. CREDIT FACILITY

On October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period (earlier of the termination by the borrower or twelve-month anniversary of the closing date), it bears interest at LIBOR plus 175 basis points. The Company began transferring investments into Steele Creek Funding I, LLC in October 2020.

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

On March 22, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended, (the “Agreement”). Material amendments to the Agreement include the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 140 basis points plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80,000 thousand to $95,000 thousand and the language and requirements related to the Agreed Upon Procedures provided by independent accountants were amended to be more appropriate for the underlying collateral.

On August 23, 2022, the Company amended the Credit Agreement between Steele Creek Capital Funding I, LLC, BNP Paribas, and the Company as dated October 13, 2020 and as previously amended, (the “Agreement”). This amendment contained certain conforming changes that are not material.

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

As of March 31, 2024 and December 31, 2023, there was $83,136 and $86,316 thousand outstanding, respectively, and $11,864 thousand and $8,684 thousand available, respectively, to be drawn under the BNP Credit Facility. As of March 31, 2024 and December 31, 2023, the BNP Credit Facility had a fair value of $83,136 thousand and $86,316 thousand, respectively, and a weighted average interest rate of 6.88% and 6.59%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of March 31, 2024 and December 31, 2023, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three months ended March 31, 2024 and 2023, we incurred interest and debt financing expense of $1,485 thousand and $1,302 thousand, respectively. The average debt outstanding for the three months ended March 31, 2024 and 2023 was $83,453 thousand and $82,917 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of March 31, 2024 and December 31, 2023, the Company had no unfunded commitments.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of March 31, 2024. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Three months ended March 31, 2024	Three months ended March 31, 2023	Three months ended March 31, 2022	Three months ended March 31, 2021
Per share data:
Net asset value at beginning of period	$9.71	$8.93	$10.90	$10.76
Net investment income (1)	0.19	0.21	0.14	0.02
Net realized gain (1)	0.00	(0.07)	0.02	0.28
Net change in unrealized (depreciation) (1)	(0.15)	0.29	(0.26)	-
Net (decrease) increase in net assets resulting from operations (1)	0.04	0.43	(0.10)	0.30
Stockholder distributions from income (2)	(0.19)	(0.19)	(0.17)	(0.16)
Issuance of common shares	-	-	-	0.01
Other (3)	-	0.01	0.01	0.02
Net asset value at end of period	$9.56	$9.18	$10.64	$10.93

Net assets at end of period	$61,119	$52,394	$52,835	$29,571
Shares outstanding at end of period	6,390,590	5,710,410	4,964,238	2,706,393
Total return (2)	0.47%	4.96%	(0.88)%	3.06%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	15.07%	15.76%	8.71%	12.00%
Ratio of net expenses including waivers and reversals to average net assets (4)	14.90%	15.64%	8.29%	11.37%
Ratio of net investment income to average net assets (4)	7.74%	9.75%	3.67%	1.27%
Portfolio turnover (5)	63.8%	39.0%	42.6%	183.9%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On April 1, 2024, the Company issued and sold 5,910 shares of its common stock to certain investors for an aggregate offering price of $57 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On April 17, 2024, the Company paid approximately $571 thousand for the approximately 59,713 shares tendered and accepted at the close of the March 2024 tender offer.

On May 1, 2024, the Company issued and sold 18,127 shares of its common stock to certain investors for an aggregate offering price of $175 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of March 31, 2024, approximately 192 thousand shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Expenses

Our primary operating expenses include the payment of fees to our Investment Advisor under the Investment Advisory Agreement, and our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our initial organization costs incurred prior to the commencement of our operations;

●	operating costs incurred prior to the commencement of our operations;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities, including in connection with the Private Offering;

●	distribution and shareholder servicing fees payable to our dealer manager and financial intermediaries;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	interest expense and other costs associated with our indebtedness;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead.

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

Current Market Conditions

Abating recession fears led to robust inflows into the leveraged loan market during the first quarter of 2024 from strong CLO issuance and positive loan mutual fund flows. Borrowers took advantage of the favorable technical backdrop with opportunistic repricing/refinancing activity, which represented most of the loan issuance volume in the quarter. The Credit Suisse Leveraged Loan index ended the quarter up 2.52% with an average bid price of 96.01, up from 95.32 at the end of Q4. The trailing twelve-month default rate increased to 3.8% from 3.4% in Q1 according to Fitch Ratings and the ratio of rating agency downgrades to upgrades for the loan market edged higher in the quarter to 1.6:1 vs. 1.3:1.

Portfolio and Investment Activity

As of March 31, 2024, our portfolio had a fair market value of approximately $140,676 thousand, a cost basis of approximately $145,405 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 209 investments in 26 industries and in 9 domiciled countries. The following table depicts a summary of the portfolio as of March 31, 2024 (in thousands):

Investments
Cost	$145,405
Cumulative Net Unrealized Depreciation	(4,729)
Fair Value	$140,676
Yield at Cost	9.14%

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

As of March 31, 2024, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 62.6% of our loan portfolio (at fair value) and 62.2% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Recent interest rate increases announced in the United States have driven the SOFR base rates above the floors in effect as of quarter end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

As of December 31, 2023, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 72.4% of our loan portfolio (at fair value) and (at cost) having an interest rate floor above 0.0%. Recent interest rate increases announced in the United States have driven the SOFR base rates above the floors in effect as of year-end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

The portfolio is actively managed, with a turnover ratio of 63.8% and 39.0% for the three months ended March 31, 2024 and 2023, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of March 31, 2024 and 2023 on the investment was 9.45% and 9.62%, respectively. The following tables depict the portfolio activity (in thousands).

	Three months ended March 31, 2024	Three months ended March 31, 2023
Fair Value, Beginning	$138,533	$127,619
Purchases	92,086	49,931
Sales and Repayments	(89,108)	(50,480)
Payment in-kind income	4	18
Non-cash income accrual	77	119
Net realized gains (losses)	13	(418)
Net unrealized (depreciation) appreciation	(929)	1,666
Fair Value, Ending	$140,676	$128,455

	Three months ended March 31, 2024	Three months ended March 31, 2023
Investments, Beginning	205	164
Purchases (new)	79	42
Complete exit	(75)	(39)
Investments, Ending	209	167

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $673 thousand at fair value, or 0.5% of the total portfolio, as of the three months ended March 31, 2024. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of March 31, 2024:

Industry	As of March 31, 2024
Healthcare & Pharmaceuticals	14.0%
Services: Business	12.6%
Banking, Finance, Insurance & Real Estate	12.0%
Construction & Building	6.9%
High Tech Industries	5.4%
Telecommunications	4.8%
Aerospace & Defense	4.4%
Chemicals, Plastics & Rubber	4.4%
Hotel, Gaming & Leisure	4.3%
Transportation: Consumer	3.6%
Automotive	3.0%
Transportation: Cargo	2.9%
Energy: Electricity	2.4%
Retail	2.4%
Containers, Packaging & Glass	2.3%
Energy: Oil & Gas	2.1%
Services: Consumer	2.0%
Consumer Goods: Durable	1.9%
Utilities: Electric	1.8%
Capital Equipment	1.6%
Media: Broadcasting & Subscription	1.5%
Beverages, Food & Tobacco	1.2%
Media: Advertising, Printing & Publishing	1.2%
Consumer Goods: Non-Durable	0.6%
Environmental Industries	0.4%
Forest Products & Paper	0.3%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $676 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2023. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2023:

Industry	As of December 31, 2023
Services: Business	13.4%
Banking, Finance, Insurance & Real Estate	12.0%
Healthcare & Pharmaceuticals	11.6%
High Tech Industries	7.2%
Aerospace & Defense	5.6%
Telecommunications	4.9%
Chemicals, Plastics, & Rubber	4.5%
Hotel, Gaming & Leisure	4.2%
Transportation: Consumer	3.8%
Construction & Building	3.7%
Consumer Goods: Durable	3.2%
Automotive	3.1%
Energy: Oil & Gas	2.7%
Transportation: Cargo	2.7%
Energy: Electricity	2.5%
Retail	2.4%
Capital Equipment	2.3%
Services: Consumer	2.3%
Containers, Packaging & Glass	2.1%
Media: Broadcasting & Subscription	1.5%
Beverages, Food & Tobacco	1.3%
Media: Advertising, Printing & Publishing	1.2%
Consumer Goods: Non-durable	0.8%
Utilities: Electric	0.5%
Forest Products & Paper	0.3%
Environmental Industries	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31, 2024	Three months ended March 31, 2023
Investment income:
Interest income	$3,449	$3,199
Payment in-kind interest income	4	18
Other income	8	-
Total investment income	3,461	3,217

Expenses:
Management fees	455	372
Interest and debt financing expenses	1,485	1,302
Professional fees	99	95
Incentive fees	56	76
Administration expenses	60	58
Directors’ fees	20	20
Custody fees	12	12
Other general and administrative expenses	159	119
Total expenses	2,346	2,054
Less: management fees waived	(106)	(52)
Less: incentive fee waived	-	(8)
Net expenses	2,240	1,994
Net investment income	1,221	1,223
Net realized (loss) gain on investments	13	(418)
Net unrealized appreciation (depreciation) on investments	(929)	1,666
Net realized and unrealized gain (loss) on investments	(916)	1,248
Net increase (decrease) in net assets	$305	$2,471

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three months ended March 31, 2024 and 2023 was approximately $3,461 thousand and $3,217 thousand, respectively.

Total Expenses

Total expenses for the three months ended March 31, 2024 and 2023 of approximately $2,346 thousand and $2,054 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three months ended March 31, 2024, the Investment Advisor waived $106 thousand of management fees and did not waive any income incentive fees. The actions taken by Moelis Asset the Investment Advisor effectively reduced total expenses incurred by the Company for the three months ended March 31, 2024 of approximately $2,346 thousand to approximately $2,240 thousand.

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

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the three months ended March 31, 2024 totaled approximately $89,108 thousand, resulting in net realized gain of approximately $13 thousand.

Sales and repayments of investments during the three months ended March 31, 2023 totaled approximately $50,480 thousand, resulting in net realized loss of approximately $418 thousand.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized depreciation for the three months ended March 31, 2024 totaled approximately $929 thousand. Unrealized appreciation during the three months ended March 31, 2023 totaled approximately $1,666 thousand. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three months ended March 31, 2024, the Company issued and sold 73,783 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $713 thousand. For the three months ended March 31, 2023, the Company issued and sold 67,337 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $615 thousand.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three months ended March 31, 2024, approximately 53,915 shares were tendered. During the three months ended March 31, 2023, no shares were tendered.

As of May 10, 2024, 6,354,912 shares of the Company’s Common Stock was issued and outstanding.

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

For the three months ended March 31, 2024 and 2023, we had an average of $83,453 thousand and $82,917 thousand outstanding under the BNP Credit Facility, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company had total senior securities of $83,136 thousand and $86,316, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 173.5% and 171.7%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

Critical Accounting Policies

Valuation Procedures

Under procedures established by our Board and in accordance with the 1940 Act, our Investment Advisor values investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value, subject at all times to the oversight and approval of our Board. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Investment Advisor, together with our independent valuation advisors, and subject at all times to the oversight and approval of our Board, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. We have retained one or more independent providers of financial advisory services to assist the Investment Advisor and the Board by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

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

With respect to investments for which market quotations are not readily available, our Investment Advisor will undertake a multi-step valuation process each quarter, as described below:

●	Investments for which no such market prices are available or reliable will be preliminarily valued at such value as the Investment Advisor may reasonably determine, which may include third-party valuations;

●	At least once annually, the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm; and

●	Our Investment Advisor will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of the respective independent valuation firms.

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

Expenses

For the three months ended March 31, 2024 and 2023, the Company incurred expenses of approximately $2,346 thousand and $2,054 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2024 and 2023 we had two loans and one loan on non-accrual status, respectively.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of March 31, 2024 and December 31, 2023, the Company had no unfunded commitments.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024 and December 31, 2023, we had no outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of March 31, 2024, affiliates owned approximately 38% of the Company representing approximately $22,989 thousand of the Company’s net assets. As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2024 and 2023, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three months ended March 31, 2024 and 2023, the Company incurred $20 thousand in directors’ fees expense.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three months ended March 31, 2024 and 2023 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period.

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

On August 11, 2023, the Board approved the renewal of the Investment Advisory Agreement.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three months ended March 31, 2024 and 2023 were $349 thousand and $320 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On April 1, 2024, the Company issued and sold 5,910 shares of its common stock to certain investors for an aggregate offering price of $57 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On April 17, 2024, the Company paid approximately $571 thousand for the approximately 59,713 shares tendered and accepted at the close of the March 2024 tender offer.

On May 1, 2024, the Company issued and sold 18,127 shares of its common stock to certain investors for an aggregate offering price of $175 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of March 31, 2024, 100.0% of our loan portfolio bore interest at floating rates with 63.4% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of March 31, 2024
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4,395	$(2,504)	$1,891
Up 200 basis points	2,930	(1,669)	1,261
Up 100 basis points	1,465	(835)	630
Down 100 basis points	(1,451)	835	(616)
Down 200 basis points	(2,902)	1,669	(1,233)
Down 300 basis points	(4,353)	2,504	(1,849)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this quarterly report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of March 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended March 31, 2024, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits, Financial Statement Schedules.

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

Steele Creek Capital Corporation

Date: May 10, 2024	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: May 10, 2024	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)