Form 10-Q
period 2024-06-30
Steele Creek Capital Corp
filed 2024-08-09
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 5,763,657 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $141,347 and $142,333, respectively)	$138,333	$138,533
Cash	15,837	9,325
Receivable for investments sold	38,812	32,451
Prepaid expenses and other assets	241	339
Interest receivable	672	744
Total assets	$193,895	$181,392

Liabilities
Credit facility	89,186	86,316
Payable for investments purchased	41,465	30,188
Management fees payable	-	344
Interest payable	51	50
Incentive fees payable	-	80
Accounts payable and accrued expenses	504	475
Distributions payable	1,230	2,081
Total liabilities	132,436	119,534

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 6,388,582 shares authorized and 6,388,582 and 6,370,722 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	67,594	67,420
Total distributable (deficit)	(6,141)	(5,568)
Total net assets	$61,459	$61,858

Total liabilities and net assets	$193,895	$181,392

Net asset value per share	$9.62	$9.71

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2024	Six months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2023

Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$3,387	$6,836	$3,055	$6,254
Payment in-kind interest income	74	78	200	218
Other income	51	59	-	-
Total investment income	3,512	6,973	3,255	6,472

Expenses:
Management fees	470	925	375	747
Interest and debt financing expenses	1,559	3,044	1,334	2,636
Professional fees	110	209	95	190
Incentive fees	-	56	-	76
Administration expenses	90	150	57	115
Directors’ fees	20	40	20	40
Custody fees	11	23	11	23
Other general and administrative expenses	211	370	191	310
Total expenses	2,471	4,817	2,083	4,137
Less: management fees waived	(470)	(576)	(375)	(427)
Less: incentive fees waived	-	-	-	(8)
Net expenses	2,001	4,241	1,708	3,702
Net investment income	1,511	2,732	1,547	2,770

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	(1,642)	(1,629)	(1,001)	(1,419)
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliated company investments	1,716	787	1,795	3,461

Total net realized and unrealized (loss) gain on investments	74	(842)	794	2,042

Net (decrease) increase in net assets resulting from operations	$1,585	$1,890	$2,341	$4,812

Per share data:
Net investment income per share - basic and diluted	$0.24	$0.43	$0.27	$0.49
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.25	$0.30	$0.41	$0.85
Weighted average shares outstanding - basic and diluted	6,360	6,352	5,673	5,683

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2024	Six months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2023
Operations
Net investment income	$1,511	$2,732	$1,547	$2,770
Net realized (loss) gain on investments	(1,642)	(1,629)	(1,001)	(1,419)
Net change in unrealized appreciation (depreciation) on investments	1,716	787	1,795	3,461
Net increase (decrease) in net assets resulting from operations	1,585	1,890	2,341	4,812

Distributions to Stockholders
Distributions of realized income	(1,230)	(2,463)	(1,059)	(2,126)

Capital Share Transactions
Issuance of common shares	556	1,269	1,136	1,751
Repurchase of common shares	(571)	(1,095)	(1,046)	(1,046)
Total Capital Share Transactions	(15)	174	90	705

Net Assets
Net increase (decrease) in net assets during the period	340	(399)	1,372	3,391
Net assets at beginning of period	61,119	61,858	52,394	50,375
Net assets at end of period	61,459	61,459	53,766	53,766

Capital Share Activity
Issuance of common shares	58	132	124	191
Repurchase of common shares	(60)	(114)	(114)	(114)
Shares issued and outstanding at beginning of period	6,391	6,371	5,710	5,643
Shares issued and outstanding at end of period	6,389	6,389	5,720	5,720

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except per share data)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,890	$4,812

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments (1)	(172,359)	(87,282)
Proceeds from sales of investments and paydowns (1)	171,931	88,088
Payment in-kind interest income	(78)	(218)
Amortization of premium/accretion of discount, net	(136)	(208)
Net realized loss (gain) on investments	1,629	1,419
Net change in unrealized depreciation (appreciation) on investments	(787)	(3,461)
Changes in operating assets and liabilities:
Receivable for investments sold	(6,361)	1,425
Prepaid expenses and other assets	98	54
Interest receivable	72	(271)
Payable for investments purchased	11,277	4,263
Management fees payable	(344)	(319)
Interest payable	1	(13)
Incentive fees payable	(80)	(24)
Accounts payable and accrued expenses	29	(14)
Net cash provided by (used in) operating activities	6,782	8,251

Cash flows from financing activities:
Proceeds from issuance of common shares	1,269	1,751
Repurchase of common shares	(1,095)	(1,046)
Proceeds from issuance of debt	7,870	1,400
Repayments on debt	(5,000)	(6,100)
Stockholder distributions paid	(3,314)	(2,424)
Net cash (used in) provided by financing activities	(270)	(6,419)

Net increase in Cash	6,512	1,832
Cash, beginning of period	9,325	4,693
Cash, end of period	$15,837	$6,525

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$3,042	$2,649

(1)	Of the amount reported for the six months ended June 30, 2024, $1,073 thousand, represent non-cash transactions. Of the amount reported for the six months ended June 30, 2023, $478 thousand, represent non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -225.1% of Shareholder’s Equity (4)
Investments made in the United States
Aerospace & Defense
Amentum Government Services Holdings LLC	First Lien - Term Loan	2/15/2029	9.34%	S + 4.00%	5.34%	849	$846	$854	1.4%
Barnes Group Inc. (5)	First Lien - Term Loan	9/3/2030	7.84%	S + 2.50%	5.34%	879	879	882	1.4%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	11.44%	S + 6.18%	5.26%	509	500	317	0.5%
KBR, Inc. (5)	First Lien - Term Loan	1/17/2031	7.59%	S + 2.25%	5.34%	210	210	212	0.3%
LSF11 Trinity Bidco, Inc.	First Lien - Term Loan	6/14/2030	8.84%	S + 3.50%	5.34%	156	154	157	0.3%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	10.93%	S + 5.60%	5.33%	911	886	884	1.4%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2030	8.09%	S + 2.75%	5.34%	249	249	250	0.4%
Total Aerospace & Defense							3,724	3,556	5.7%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	8.09%	S + 2.75%	5.34%	95	95	95	0.2%
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	9.46%	S + 4.11%	5.34%	963	958	970	1.6%
Dealer Tire Financial, LLC	First Lien - Term Loan	7/2/2031	8.84%	S + 3.50%	5.34%	480	478	480	0.8%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.59%	S + 5.26%	5.33%	315	312	313	0.5%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.59%	S + 5.26%	5.33%	760	760	757	1.2%
Thor Industries, Inc. (5)	First Lien - Term Loan	11/15/2030	8.09%	S + 2.75%	5.34%	583	581	586	1.0%
Total Automotive							3,184	3,201	5.3%

Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	2/19/2028	7.71%	S + 2.36%	5.34%	394	391	394	0.6%
Baldwin Insurance Group Holdings, LLC, The (5)	First Lien - Term Loan	5/26/2031	8.59%	S + 3.25%	5.34%	825	823	826	1.3%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	8.59%	S + 3.25%	5.34%	735	734	734	1.2%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Citadel Securities LP	First Lien - Term Loan	7/29/2030	7.59%	S + 2.25%	5.34%	1,441	1,431	1,446	2.4%
Cushman & Wakefield U.S. Borrower, LLC (5)	First Lien - Term Loan	1/31/2030	8.34%	S + 3.00%	5.34%	496	488	497	0.8%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	10.33%	S + 5.00%	5.33%	973	954	966	1.6%
FinCo I LLC	First Lien - Term Loan	6/27/2029	8.33%	S + 3.00%	5.33%	743	739	746	1.2%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	7.59%	S + 2.25%	5.34%	852	850	853	1.4%
Greystar Real Estate Partners, LLC (5)	First Lien - Term Loan	8/21/2030	8.58%	S + 3.25%	5.33%	524	517	527	0.9%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	12/12/2029	8.58%	S + 3.25%	5.33%	112	111	113	0.2%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	7.96%	S + 2.61%	5.34%	970	966	970	1.6%
Lakeview Loan Servicing, LLC (5)	First Lien - Term Loan	6/21/2029	8.74%	S + 3.36%	5.38%	995	991	996	1.6%
LendingTree, Inc. (5)	First Lien - Term Loan	9/15/2028	9.19%	S + 3.86%	5.33%	474	484	470	0.8%
OFSBS 2022-11A (5)	Collateralized Loan Obligation	10/18/2035	8.83%	S + 3.50%	5.33%	1,000	1,000	1,014	1.6%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	14.17%	S + 8.85%	5.32%	1,000	983	1,028	1.7%
ONBE, Inc.	First Lien - Term Loan	12/10/2027	11.96%	S + 6.61%	5.34%	789	770	793	1.3%
Osaic Holdings, Inc. (5)	First Lien - Term Loan	8/17/2028	9.34%	S + 4.00%	5.34%	678	673	681	1.1%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	8.21%	S + 2.86%	5.34%	973	951	973	1.6%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2027	12.10%	S + 6.76%	5.33%	452	452	443	0.7%
Resolute Investment Managers, Inc. (4)	Equity	—	—	—	—	6	—	22.00	0.0%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2027	10.33%	S + 5.00%	5.33%	1,621	1,615	1,446	2.4%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/2027	8.09%	S + 2.75%	5.34%	484	485	487	0.8%
Sound Point CLO Ltd	Collateralized Loan Obligation	7/26/2036	14.13%	S + 8.81%	5.32%	500	469	526	0.9%
Total Banking, Finance, Insurance & Real Estate							16,877	16,951	27.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Beverage, Food & Tobacco
Flynn Restaurant Group LP	First Lien - Term Loan	12/1/2028	9.71%	S + 4.36%	5.34%	744	740	746	1.2%
Total Beverage, Food & Tobacco							740	746	1.2%

Capital Equipment
Chart Industries, Inc.	First Lien - Term Loan	3/15/2030	8.68%	S + 3.35%	5.33%	913	910	918	1.5%
Generac Power Systems, Inc. (5)	First Lien - Term Loan	6/12/2031	7.08%	S + 1.75%	5.33%	483	482	484	0.8%
Novae LLC	First Lien - Term Loan	12/22/2028	10.50%	S + 5.00%	5.50%	179	172	179	0.3%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	9.34%	S + 4.01%	5.33%	797	793	798	1.3%
Total Capital Equipment							2,357	2,379	3.9%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	9.08%	S + 3.75%	5.33%	1,192	1,184	1,169	1.9%
Bakelite US Holdco, Inc.	First Lien - Term Loan	5/29/2029	8.83%	S + 3.50%	5.33%	983	978	988	1.6%
H.B. Fuller Company (5)	First Lien - Term Loan	2/15/2030	7.34%	S + 2.00%	5.34%	422	422	423	0.7%
Ineos US Finance LLC	First Lien - Term Loan	2/19/2030	8.60%	S + 3.25%	5.35%	680	676	677	1.1%
Koppers Inc.	First Lien - Term Loan	4/10/2030	8.34%	S + 3.00%	5.34%	147	147	147	0.2%
Tronox Finance LLC	First Lien - Term Loan	4/4/2029	8.09%	S + 2.75%	5.34%	998	996	1,001	1.6%
Total Chemicals, Plastics, & Rubber							4,403	4,405	7.1%

Construction & Building
84 Lumber Company	First Lien - Term Loan	11/30/2030	7.59%	S + 2.25%	5.34%	348	347	351	0.6%
APi Group DE, Inc. (5)	First Lien - Term Loan	1/3/2029	7.34%	S + 2.00%	5.34%	881	881	882	1.4%
American Builders & Contractors Supply Co., Inc.	First Lien - Term Loan	1/31/2031	7.34%	S + 2.00%	5.34%	210	210	211	0.3%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	7.83%	S + 2.50%	5.33%	645	641	651	1.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Core & Main LP	First Lien - Term Loan	2/9/2031	7.59%	S + 2.25%	5.34%	699	696	701	1.1%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	10.08%	S + 4.75%	5.33%	528	523	530	0.9%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	7.84%	S + 2.50%	5.34%	608	602	612	1.0%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	7.84%	S + 2.50%	5.34%	998	995	1,001	1.6%
SiteOne Landscape Supply Holding, LLC (5)	First Lien - Term Loan	3/23/2030	7.09%	S + 1.75%	5.34%	846	844	846	1.4%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	8.84%	S + 3.50%	5.34%	636	622	640	1.0%
Summit Materials, LLC	First Lien - Term Loan	1/12/2029	7.80%	S + 2.50%	5.30%	105	105	106	0.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	8.59%	S + 3.25%	5.34%	993	988	994	1.6%
White Cap Supply Holdings, LLC	First Lien - Term Loan	10/19/2029	8.59%	S + 3.25%	5.34%	294	293	295	0.5%
Total Construction & Building							7,747	7,820	12.7%

Consumer Goods: Durable
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	9.35%	S + 4.01%	5.33%	373	374	359	0.6%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	9.85%	S + 4.51%	5.33%	711	709	660	1.1%
Total Consumer Goods: Durable							1,083	1,019	1.7%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	9.21%	S + 3.87%	5.34%	822	819	819	1.3%
Total Consumer Goods: Non-Durable							819	819	1.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Containers, Packaging & Glass
Altium Packaging LLC	First Lien - Term Loan	6/11/2031	7.84%	S + 2.50%	5.34%	735	735	735	1.2%
Closure Systems International Group Inc.	First Lien - Term Loan	3/13/2029	9.34%	S + 4.00%	5.34%	750	746	755	1.2%
Pactiv Evergreen Inc. (5)	First Lien - Term Loan	9/24/2028	7.84%	S + 2.50%	5.34%	975	955	977	1.6%
Plaze, Inc.	First Lien - Term Loan	8/3/2026	9.21%	S + 3.86%	5.34%	651	645	630	1.0%
Sabert Corporation	First Lien - Term Loan	12/10/2026	8.45%	S + 3.11%	5.34%	782	781	786	1.3%
Technimark Holdings LLC	First Lien - Term Loan	4/14/2031	8.83%	S + 3.50%	5.33%	725	724	724	1.2%
Total Containers, Packaging & Glass							4,586	4,607	7.5%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	8.96%	S + 3.61%	5.34%	895	893	898	1.5%
Carroll County Energy LLC	First Lien - Term Loan	6/24/2031	9.33%	S + 4.00%	5.33%	3,090	3,060	3,094	5.0%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	5/22/2031	9.09%	S + 3.75%	5.34%	147	147	148	0.2%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.67%	S + 4.36%	5.31%	814	799	824	1.3%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.67%	S + 4.36%	5.31%	71	70	72	0.1%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	7.34%	S + 2.00%	5.34%	841	835	842	1.4%
Total Energy: Electricity							5,804	5,878	9.5%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/13/2028	8.56%	S + 3.25%	5.31%	640	643	643	1.1%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	8.60%	S + 3.25%	5.35%	185	185	186	0.3%
CQP Holdco LP	First Lien - Term Loan	12/31/2030	7.58%	S + 2.25%	5.33%	726	724	727	1.2%
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	7.83%	S + 2.50%	5.33%	194	193	194	0.3%
ITT Holdings LLC	First Lien - Term Loan	10/11/2030	8.44%	S + 3.10%	5.34%	678	666	680	1.1%
WhiteWater DBR Holdco LLC	First Lien - Term Loan	3/3/2031	8.08%	S + 2.75%	5.33%	441	439	442	0.7%
Total Energy: Oil & Gas							2,850	2,872	4.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Forest Products & Paper
Mativ Holdings, Inc. (5)	First Lien - Term Loan	4/20/2028	9.21%	S + 3.86%	5.34%	433	430	432	0.7%
Total Forest Products & Paper							430	432	0.7%

Healthcare & Pharmaceuticals
Amneal Pharmaceuticals LLC (5)	First Lien - Term Loan	5/4/2028	10.84%	S + 5.50%	5.34%	977	930	984	1.6%
ANI Pharmaceuticals, Inc. (5)	First Lien - Term Loan	11/19/2027	11.46%	S + 6.11%	5.34%	975	967	979	1.6%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	9.73%	S + 4.40%	5.33%	245	239	204	0.3%
Aveanna Healthcare LLC (5)	First Lien - Term Loan	7/17/2028	9.20%	S + 3.85%	5.35%	422	422	405	0.7%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	10.09%	S + 4.76%	5.33%	707	705	700	1.1%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/1/2024	9.94%	S + 4.50%	5.44%	888	887	738	1.2%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	9.46%	S + 4.11%	5.34%	938	936	915	1.5%
DaVita Inc. (5)	First Lien - Term Loan	5/9/2031	7.34%	S + 2.00%	5.34%	441	439	440	0.7%
Embecta Corp. (5)	First Lien - Term Loan	3/30/2029	8.34%	S + 3.00%	5.34%	994	961	934	1.5%
Ensemble RCM, LLC	First Lien - Term Loan	8/1/2029	8.33%	S + 3.00%	5.33%	1,301	1,294	1,299	2.1%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	9.71%	S + 4.36%	5.34%	1,209	1,208	1,189	1.9%
Global Medical Response, Inc.	First Lien - Term Loan	10/31/2028	10.85%	S + 5.50%	5.35%	497	492	483	0.8%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	10.19%	S + 4.85%	5.34%	930	926	928	1.5%
HAH Group Holding Company LLC	First Lien - Term Loan	10/29/2027	10.45%	S + 5.00%	5.45%	991	979	996	1.6%
HAH Group Holding Company LLC	First Lien - Delayed Draw Loan	10/29/2027	10.45%	S + 5.00%	5.45%	125	124	126	0.2%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	9.71%	S + 4.36%	5.34%	968	965	829	1.4%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	7.33%	S + 2.00%	5.33%	249	249	250	0.4%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/16/2028	8.58%	S + 3.25%	5.33%	147	146	147	0.2%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	10.35%	S + 5.01%	5.33%	970	959	969	1.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
PDS Holdco, Inc.	First Lien - Term Loan	8/18/2028	10.11%	S + 4.76%	5.35%	1,330	1,326	954	1.6%
PDS Holdco, Inc.	First Lien - Delayed Draw Loan	8/18/2028	10.11%	S + 4.76%	5.35%	136	136	97	0.2%
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	8.59%	S + 3.25%	5.34%	998	988	996	1.6%
Select Medical Corporation (5)	First Lien - Term Loan	3/6/2027	8.34%	S + 3.00%	5.34%	101	100	101	0.2%
TTF Holdings, LLC	First Lien - Term Loan	3/31/2028	9.46%	S + 4.11%	5.34%	436	434	436	0.7%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	9.69%	S + 4.36%	5.33%	1,083	1,080	1,042	1.7%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	10.73%	S + 5.40%	5.33%	975	970	980	1.6%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	8.10%	S + 2.75%	5.35%	176	176	176	0.3%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/28/2029	8.09%	S + 2.75%	5.34%	631	629	632	1.0%
Total Healthcare & Pharmaceuticals							19,667	18,929	30.8%

High Tech Industries
Boxer Parent Company Inc.	First Lien - Term Loan	12/29/2028	9.34%	S + 4.00%	5.34%	616	616	618	1.0%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	8.97%	S + 3.65%	5.32%	978	971	981	1.6%
GoTo Group, Inc.	First Lien - Term Loan	4/28/2028	10.18%	S + 4.85%	5.33%	432	298	223	0.4%
Ingram Micro Inc.	First Lien - Term Loan	6/30/2028	8.60%	S + 3.26%	5.33%	652	648	656	1.1%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	9.84%	S + 4.51%	5.33%	971	970	958	1.6%
Proofpoint, Inc.	First Lien - Term Loan	8/31/2028	8.34%	S + 3.00%	5.34%	125	125	126	0.2%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	9.73%	S + 4.40%	5.33%	1,474	1,463	1,099	1.8%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	10.09%	S + 4.75%	5.34%	745	736	749	1.2%
SS&C Technologies Holdings, Inc. (5)	First Lien - Term Loan	5/9/2031	7.34%	S + 2.00%	5.34%	728	729	730	1.2%
Ultra Clean Holdings, Inc. (5)	First Lien - Term Loan	2/28/2028	8.84%	S + 3.50%	5.34%	181	180	182	0.3%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	9.60%	S + 4.00%	5.60%	1,363	1,357	1,121	1.8%
Xerox Corporation (5)	First Lien - Term Loan	11/17/2029	9.34%	S + 4.00%	5.34%	411	400	412	0.7%
Total High Tech Industries							8,493	7,855	12.9%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	9.18%	S + 3.85%	5.33%	500	500	503	0.8%
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	9.21%	S + 3.86%	5.34%	980	974	985	1.6%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/27/2029	9.08%	S + 3.75%	5.33%	978	977	980	1.6%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/27/2028	8.34%	S + 3.00%	5.34%	196	195	197	0.3%
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	7.10%	S + 1.75%	5.35%	750	748	752	1.2%
Kingpin Intermediate Holdings LLC (5)	First Lien - Term Loan	2/8/2028	8.84%	S + 3.50%	5.34%	298	296	298	0.5%
PCI Gaming Authority	First Lien - Term Loan	5/29/2026	7.96%	S + 2.50%	5.46%	938	937	938	1.5%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.96%	S + 3.61%	5.34%	426	425	385	0.6%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.96%	S + 3.61%	5.34%	272	271	245	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	6/30/2028	10.44%	S + 5.10%	5.34%	347	334	319	0.5%
Station Casinos LLC	First Lien - Term Loan	3/14/2031	7.59%	S + 2.25%	5.34%	219	218	220	0.4%
Seaworld Parks & Entertainment, Inc. (5)	First Lien - Term Loan	8/25/2028	7.84%	S + 2.50%	5.34%	748	748	749	1.2%
TouchTunes Music Group, LLC	First Lien - Term Loan	4/2/2029	10.09%	S + 4.75%	5.34%	314	312	315	0.5%
Total Hotel, Gaming & Leisure							6,935	6,886	11.1%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	8.94%	S + 3.60%	5.34%	978	971	977	1.6%
Total Media: Advertising, Printing & Publishing							971	977	1.6%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	7.30%	S + 2.00%	5.30%	995	990	985	1.6%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	9.19%	S + 3.86%	5.33%	500	501	484	0.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	9.19%	S + 3.85%	5.34%	735	718	506	0.8%
Univision Communications Inc.	First Lien - Term Loan	1/31/2029	8.96%	S + 3.61%	5.34%	750	743	743	1.2%
Total Media: Broadcasting & Subscription							2,952	2,718	4.4%

Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	9.19%	S + 3.86%	5.33%	1,306	1,302	1,310	2.1%
Apro, LLC	First Lien - Term Loan	7/9/2031	9.08%	S + 3.75%	5.33%	1,900	1,895	1,902	3.1%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	9.21%	S + 3.86%	5.34%	965	963	966	1.6%
Upbound Group, Inc.	First Lien - Term Loan	2/17/2028	8.09%	S + 2.75%	5.34%	544	544	547	0.9%
Total Retail							4,704	4,725	7.7%

Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	2/1/2031	9.08%	S + 3.75%	5.33%	970	968	974	1.6%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	9.59%	S + 4.25%	5.34%	420	416	422	0.7%
Artera Services, LLC	First Lien - Term Loan	2/15/2031	9.83%	S + 4.50%	5.33%	527	523	530	0.9%
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	9.83%	S + 4.50%	5.33%	507	507	509	0.8%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	8.09%	S + 2.75%	5.34%	315	315	316	0.5%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	8.10%	S + 2.75%	5.35%	744	741	748	1.2%
Conduent Business Services, LLC	First Lien - Term Loan	10/16/2028	9.71%	S + 4.36%	5.34%	56	56	56	0.1%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	11.23%	S + 5.90%	5.33%	980	962	763	1.2%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	10.09%	S + 4.75%	5.34%	1,111	1,094	1,117	1.8%
Flame NewCo, LLC	First Lien - Term Loan	6/30/2028	7.44%	S + 2.10%	5.34%	378	379	363	0.6%
GTCR W Merger Sub LLC	First Lien - Term Loan	1/31/2031	8.33%	S + 3.00%	5.33%	750	746	752	1.2%
Instructure Holdings, Inc. (5)	First Lien - Term Loan	10/30/2028	8.35%	S + 3.01%	5.34%	249	247	249	0.4%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	7.59%	S + 2.25%	5.34%	420	417	419	0.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Maximus, Inc. (5)	First Lien - Term Loan	5/30/2031	7.34%	S + 2.00%	5.34%	441	440	442	0.7%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	7/3/2031	8.58%	S + 3.25%	5.33%	500	499	501	0.8%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	9.59%	S + 4.25%	5.34%	971	970	974	1.6%
Nexus Buyer LLC	First Lien - Term Loan	12/13/2028	9.84%	S + 4.50%	5.34%	748	728	750	1.2%
Nielsen Consumer Inc.	First Lien - Term Loan	3/6/2028	9.21%	S + 3.86%	5.34%	484	482	475	0.8%
Phoenix Services International LLC	Equity	—	—	—	—	31	311	149	0.3%
Pitney Bowes Inc. (5)	First Lien - Term Loan	3/17/2028	9.46%	S + 4.11%	5.34%	968	962	970	1.6%
Rockwood Service Corporation	First Lien - Term Loan	1/23/2027	9.46%	S + 4.11%	5.34%	247	247	249	0.4%
Sitel Group	First Lien - Term Loan	8/28/2028	9.21%	S + 3.86%	5.34%	1,459	1,455	1,129	1.8%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	9.46%	S + 4.11%	5.34%	973	970	973	1.6%
Trans Union LLC (5)	First Lien - Term Loan	6/24/2031	7.09%	S + 1.75%	5.34%	846	844	846	1.4%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	9.21%	S + 3.86%	5.34%	857	853	860	1.4%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.94%	S + 3.61%	5.33%	975	972	977	1.6%
Vestis Corporation (5)	First Lien - Term Loan	2/22/2031	7.58%	S + 2.25%	5.33%	608	606	606	1.0%
Total Services: Business							17,710	17,119	27.9%

Services: Consumer
Hoya Midco, LLC (5)	First Lien - Term Loan	2/3/2029	8.33%	S + 3.00%	5.33%	147	147	148	0.2%
Prime Security Services Borrower, LLC	First Lien - Term Loan	10/13/2030	7.58%	S + 2.25%	5.33%	674	669	674	1.1%
WW International, Inc. (5)	First Lien - Term Loan	4/13/2028	8.96%	S + 3.61%	5.34%	945	943	361	0.6%
Total Services: Consumer							1,759	1,183	1.9%

Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	7/31/2025	13.10%	S + 7.76%	5.33%	321	321	329	0.5%
Ciena Corporation (5)	First Lien - Term Loan	10/24/2030	7.34%	S + 2.00%	5.34%	990	987	995	1.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	8.83%	S + 3.50%	5.33%	660	655	657	1.1%
Iridium Communications Inc. (5)	First Lien - Term Loan	9/20/2030	7.59%	S + 2.25%	5.34%	124	124	124	0.2%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	10.35%	S + 5.01%	5.34%	1,290	1,282	969	1.6%
PVKG Intermediate Holdings Inc.	First Lien - Term Loan	6/4/2030	11.09%	S + 5.75%	5.34%	260	260	258	0.4%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	287	0.5%
SBA Senior Finance II LLC	First Lien - Term Loan	1/25/2031	7.35%	S + 2.00%	5.35%	1,247	1,244	1,250	2.0%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	12.33%	S + 7.00%	5.33%	983	957	963	1.6%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	8.46%	S + 3.00%	5.46%	1,000	998	873	1.4%
Total Telecommunications							7,118	6,705	10.9%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	9.71%	S + 4.36%	5.34%	973	970	978	1.6%
Clue Opco LLC	First Lien - Term Loan	12/19/2030	9.83%	S + 4.50%	5.33%	697	670	651	1.1%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	9.19%	S + 3.75%	5.44%	978	976	968	1.6%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	9.09%	S + 3.75%	5.34%	631	629	635	1.0%
Total Transportation: Cargo							3,245	3,232	5.3%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	6/22/2028	7.34%	S + 2.00%	5.34%	1,181	1,177	1,184	1.9%
United AirLines, Inc. (5)	First Lien - Term Loan	2/22/2031	8.09%	S + 2.75%	5.34%	368	366	370	0.6%
Total Transportation: Consumer							1,543	1,554	2.5%

Utilities: Electric
Calpine Corporation	First Lien - Term Loan	1/31/2031	7.34%	S + 2.00%	5.34%	645	642	643	1.0%
PG&E Corporation (5)	First Lien - Term Loan	6/23/2027	7.84%	S + 2.50%	5.34%	500	498	503	0.8%
Total Utilities: Electric							1,140	1,146	1.8%

Total Investments made in the United States							130,841	127,714	207.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (5)	First Lien - Term Loan	9/20/2030	7.09%	S + 1.75%	5.34%	998	993	996	1.6%
Total Beverage, Food & Tobacco							993	996	1.6%

Transportation: Consumer
Air Canada (5)	First Lien - Term Loan	3/21/2031	7.85%	S + 2.50%	5.35%	748	746	750	1.2%
Total Transportation: Consumer							746	750	1.2%

Services: Business
Nuvei Technologies Corp. (5)	First Lien - Term Loan	12/19/2030	8.44%	S + 3.10%	5.34%	1,051	1,043	1,053	1.7%
Total Services: Business							1,043	1,053	1.7%

Total Investments made in Canada							2,782	2,799	4.5%

Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (5)	First Lien - Term Loan	7/31/2029	9.33%	S + 4.00%	5.33%	248	245	249	0.4%
Total Healthcare & Pharmaceuticals							245	249	0.4%

Total Investments made in France							245	249	0.4%

Investments made in Germany
Construction & Building
Minimax Viking GmbH (5)	First Lien - Term Loan	7/31/2028	8.21%	S + 2.86%	5.34%	495	494	498	0.8%
Total Construction & Building							494	498	0.8%

Investments made in Germany							494	498	0.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing Designated Activity Company (5)	First Lien - Term Loan	11/5/2028	7.08%	S + 1.75%	5.33%	250	249	252	0.4%
Total Aerospace & Defense							249	252	0.4%

Hotel, Gaming & Leisure
Flutter Entertainment plc (5)	First Lien - Term Loan	11/25/2030	7.58%	S + 2.25%	5.33%	954	952	956	1.6%
Total Hotel, Gaming & Leisure							952	956	1.6%

Services: Consumer
Cimpress plc (5)	First Lien - Term Loan	5/17/2028	8.34%	S + 3.00%	5.34%	970	964	973	1.6%
Total Services: Consumer							964	973	1.6%

Transportation: Consumer
Delos Aircraft Designated Activity Company (5)	First Lien - Term Loan	10/31/2027	7.08%	S + 1.75%	5.33%	500	500	503	0.8%
Total Transportation: Consumer							500	503	0.8%

Total Investments made in Ireland							2,665	2,684	4.4%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (5)	First Lien - Term Loan	7/7/2028	9.77%	S + 4.46%	5.31%	13	13	13	0.0%
Total Containers, Packaging & Glass							13	13	0.0%

Telecommunications
Venga Finance S.a r.l. (5)	First Lien - Term Loan	6/28/2029	10.36%	S + 5.01%	5.35%	983	960	985	1.6%
Total Telecommunications							960	985	1.6%

Total Investments made in Luxembourg							973	998	1.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (5)	First Lien - Term Loan	4/3/2028	8.83%	S + 3.50%	5.33%	864	854	867	1.4%
Total Chemicals, Plastics, & Rubber							854	867	1.4%

Metals & Mining
AMG Advanced Metallurgical Group N.V. (5)	First Lien - Term Loan	11/30/2028	8.96%	S + 3.61%	5.34%	902	895	901	1.5%
Total Retail							895	901	1.5%

Retail
Peer Holding III B.V. (5)	First Lien - Term Loan	10/28/2030	8.58%	S + 3.25%	5.33%	527	523	528	0.9%
Total Retail							523	528	0.9%

Total Investments made in the Netherlands							2,272	2,296	3.8%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	8.59%	S + 3.25%	5.34%	475	469	479	0.8%
Total Services: Business							469	479	0.8%

Total Investments made in Puerto Rico							469	479	0.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (5)	First Lien - Term Loan	4/2/2029	9.69%	S + 4.35%	5.34%	499	489	498	0.8%
Ineos Quattro Holdings UK Limited (5)	First Lien - Term Loan	3/14/2030	9.19%	S + 3.85%	5.34%	118	117	118	0.2%
Total Chemicals, Plastics, & Rubber							606	616	1.0%

Total Investments made in the United Kingdom							606	616	1.0%

Total Non-controlled/Non-Affiliated Investments							$141,347	$138,333	225.1%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), however a small percentage of loans are still transitioning from London Interbank Offered Rate (“LIBOR” or “L”). Both indices reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2024. As of June 30, 2024, rates for 1M S, 3M S, 6M S, and 12M S are 5.34%, 5.32%, 5.25%, and 5.04% respectively. As of June 30, 2024 rate for 3M L is 5.59%.

(3)	Percentages are based on net assets of $61,459 as of June 30, 2024.

(4)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (see Note 4).

(5)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 17.2% of total assets.

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

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	2/19/2028	8.22%	S + 2.86%	5.36%	495	491	497	0.8%
AssuredPartners, Inc.	First Lien - Term Loan	2/12/2027	8.86%	S + 3.50%	5.36%	983	981	986	1.6%
Baldwin Risk Partners, LLC	First Lien - Term Loan	10/14/2027	8.97%	S + 3.61%	5.36%	746	741	747	1.2%
Citadel Securities LP	First Lien - Term Loan	7/29/2030	7.97%	S + 2.61%	5.36%	1,448	1,437	1,453	2.3%
Cushman & Wakefield U.S. Borrower, LLC (5)	First Lien - Term Loan	1/31/2030	8.71%	S + 3.35%	5.36%	498	489	495	0.8%
DRW Holdings, LLC	First Lien - Term Loan	3/1/2028	9.22%	S + 3.86%	5.36%	531	530	531	0.9%
FinCo I LLC	First Lien - Term Loan	6/27/2029	8.38%	S + 3.00%	5.38%	746	743	750	1.2%
Greystar Real Estate Partners, LLC (5)	First Lien - Term Loan	8/21/2030	9.12%	S + 3.75%	5.37%	527	519	528	0.9%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	12/12/2029	8.60%	S + 3.25%	5.35%	113	111	113	0.2%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	8.22%	S + 2.86%	5.36%	975	968	980	1.6%
Lakeview Loan Servicing, LLC (4) (5)	First Lien - Term Loan	12/21/2028	8.74%	S + 3.36%	5.38%	1,000	995	995	1.6%
LendingTree, Inc. (5)	First Lien - Term Loan	9/15/2028	9.21%	S + 3.86%	5.35%	1,481	1,481	1,378	2.2%
ONBE, Inc.	First Lien - Term Loan	12/10/2027	11.97%	S + 6.61%	5.36%	805	784	808	1.3%
OFSBS 2022-11A (5)	Collateralized Loan Obligation	10/18/2035	8.89%	S + 3.50%	5.39%	1,000	1,000	1,006	1.6%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	14.27%	S + 8.85%	5.42%	1,000	983	997	1.6%
Osaic Holdings, Inc. (5)	First Lien - Term Loan	8/17/2028	9.86%	S + 4.50%	5.36%	468	464	470	0.8%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	8.22%	S + 2.86%	5.36%	979	954	978	1.6%
Resolute Investment Managers, Inc. (4)	First Lien - Term Loan	4/30/2027	12.11%	S + 6.76%	5.35%	454	454	454	0.7%
Resolute Investment Managers, Inc. (4)	Equity	—	—	—	—	6	—	—	0.0%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2025	8.96%	S + 3.60%	5.36%	1,558	1,549	1,463	2.4%
Ryan Specialty Group, LLC	First Lien - Term Loan	9/1/2027	8.46%	S + 3.10%	5.36%	486	487	487	0.8%
Sound Point CLO Ltd	Collateralized Loan Obligation	7/26/2036	14.23%	S + 8.81%	5.42%	500	468	502	0.8%
Total Banking, Finance, Insurance & Real Estate							16,629	16,618	26.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Beverage, Food & Tobacco
Flynn Restaurant Group LP	First Lien - Term Loan	12/1/2028	9.72%	S + 4.36%	5.36%	748	743	753	1.2%
Total Beverage, Food & Tobacco							743	753	1.2%

Capital Equipment
Chart Industries, Inc.	First Lien - Term Loan	3/15/2030	8.69%	S + 3.35%	5.34%	913	909	917	1.5%
DS Parent, Inc.	First Lien - Term Loan	12/10/2028	11.21%	S + 5.75%	5.46%	900	879	902	1.5%
Novae LLC	First Lien - Term Loan	12/22/2028	10.52%	S + 5.00%	5.52%	585	563	576	0.9%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	9.40%	S + 4.01%	5.39%	825	820	827	1.3%
Total Capital Equipment							3,171	3,222	5.2%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	9.13%	S + 3.75%	5.38%	1,198	1,189	1,162	1.9%
Bakelite US Holdco, Inc.	First Lien - Term Loan	5/29/2029	9.50%	S + 4.15%	5.35%	985	982	984	1.6%
DCG Acquisition Corp.	First Lien - Term Loan	9/30/2026	9.96%	S + 4.60%	5.36%	258	258	257	0.4%
Element Solutions Inc (Macdermid, Incorporated) (5)	First Lien - Term Loan	12/18/2030	7.36%	S + 2.00%	5.36%	1,000	998	1,004	1.6%
H.B. Fuller Company (5)	First Lien - Term Loan	2/15/2030	7.61%	S + 2.25%	5.36%	118	118	119	0.2%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2028	8.71%	S + 3.36%	5.34%	490	488	490	0.8%
Tronox Finance LLC	First Lien - Term Loan	8/16/2028	8.85%	S + 3.50%	5.35%	1,000	991	1,001	1.6%
Total Chemicals, Plastics, & Rubber							5,024	5,017	8.1%

Construction & Building
84 Lumber Company	First Lien - Term Loan	11/29/2030	8.21%	S + 2.85%	5.36%	350	348	351	0.6%
APi Group DE, Inc. (5)	First Lien - Term Loan	1/3/2029	7.97%	S + 2.61%	5.36%	645	645	646	1.0%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	8.39%	S + 3.01%	5.38%	694	689	697	1.1%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	4/27/2027	10.71%	S + 5.36%	5.34%	488	479	491	0.8%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	8.76%	S + 3.35%	5.41%	631	625	634	1.0%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	8.86%	S + 3.50%	5.36%	640	624	642	1.0%
Summit Materials, LLC	First Lien - Term Loan	1/12/2029	7.85%	S + 2.50%	5.35%	105	105	105	0.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	8.87%	S + 3.50%	5.37%	998	993	1,004	1.6%
Total Construction & Building							4,508	4,570	7.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Consumer Goods: Durable
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.)	First Lien - Term Loan	12/15/2026	10.47%	S + 5.11%	5.36%	990	982	986	1.6%
Hunter Douglas Holding B.V.	First Lien - Term Loan	2/26/2029	8.88%	S + 3.50%	5.38%	985	981	983	1.6%
LHS Borrower, LLC	First Lien - Term Loan	2/16/2029	10.21%	S + 4.85%	5.36%	654	648	593	1.0%
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	9.36%	S + 4.01%	5.35%	385	385	356	0.6%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	9.75%	S + 4.40%	5.35%	980	978	913	1.5%
Recess Holdings, Inc.	First Lien - Term Loan	3/29/2027	9.39%	S + 4.00%	5.39%	631	626	637	1.0%
Total Consumer Goods: Durable							4,600	4,468	7.3%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	9.22%	S + 3.86%	5.36%	1,126	1,122	1,107	1.8%
Total Consumer Goods: Non-Durable							1,122	1,107	1.8%

Containers, Packaging & Glass
Canister International Group Inc.	First Lien - Term Loan	12/21/2026	10.21%	S + 4.85%	5.36%	484	482	486	0.8%
Pactiv Evergreen Inc. (5)	First Lien - Term Loan	9/24/2028	8.72%	S + 3.36%	5.36%	977	955	981	1.6%
Plaze, Inc.	First Lien - Term Loan	8/3/2026	9.22%	S + 3.86%	5.36%	654	648	637	1.0%
Sabert Corporation	First Lien - Term Loan	12/10/2026	9.22%	S + 3.86%	5.35%	803	801	809	1.3%
Total Containers, Packaging & Glass							2,886	2,913	4.7%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	8.97%	S + 3.61%	5.36%	920	917	923	1.5%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	6/17/2027	9.97%	S + 4.61%	5.36%	771	755	775	1.3%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.92%	S + 4.61%	5.31%	864	848	868	1.4%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.92%	S + 4.61%	5.31%	71	70	72	0.1%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	7.36%	S + 2.00%	5.36%	845	837	846	1.4%
Total Energy: Electricity							3,427	3,484	5.7%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/13/2028	8.85%	S + 3.50%	5.35%	657	660	658	1.1%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	8.87%	S + 3.50%	5.37%	186	186	187	0.3%
CQP Holdco LP	First Lien - Term Loan	12/31/2030	8.35%	S + 3.00%	5.35%	727	726	730	1.2%
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	8.39%	S + 3.00%	5.39%	211	211	211	0.3%
ITT Holdings LLC	First Lien - Term Loan	10/5/2030	8.71%	S + 3.35%	5.36%	998	978	1,002	1.6%
Prairie ECI Acquiror LP	First Lien - Term Loan	3/11/2026	10.21%	S + 4.85%	5.36%	499	493	500	0.8%
Traverse Midstream Partners LLC	First Lien - Term Loan	2/16/2028	9.24%	S + 3.85%	5.39%	412	410	414	0.7%
Total Energy: Oil & Gas							3,664	3,702	6.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Environmental Industries
JFL-Tiger Acquisition Co., Inc.	First Lien - Term Loan	10/17/2030	10.40%	S + 5.00%	5.40%	316	308	317	0.5%
Total Environmental Industries							308	317	0.5%

Forest Products & Paper
Mativ Holdings, Inc. (5)	First Lien - Term Loan	4/20/2028	9.22%	S + 3.86%	5.36%	433	430	431	0.7%
Total Forest Products & Paper							430	431	0.7%

Healthcare & Pharmaceuticals
Amneal Pharmaceuticals LLC (5)	First Lien - Term Loan	5/4/2028	10.86%	S + 5.50%	5.36%	989	937	976	1.6%
ANI Pharmaceuticals, Inc. (5)	First Lien - Term Loan	11/19/2027	11.47%	S + 6.11%	5.36%	980	971	984	1.6%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	9.75%	S + 4.40%	5.35%	246	240	208	0.3%
Aveanna Healthcare LLC (5)	First Lien - Term Loan	7/17/2028	9.24%	S + 3.85%	5.39%	424	424	396	0.6%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	10.15%	S + 4.50%	5.65%	710	708	679	1.1%
Carestream Dental Technology Parent Limited	First Lien - Term Loan	9/1/2024	9.95%	S + 4.60%	5.35%	888	883	741	1.2%
Charlotte Buyer, Inc.	First Lien - Term Loan	2/11/2028	10.61%	S + 5.25%	5.36%	499	489	501	0.8%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	9.47%	S + 4.11%	5.36%	943	941	927	1.5%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	9.89%	S + 4.51%	5.38%	1,215	1,214	1,197	1.9%
Global Medical Response, Inc.	First Lien - Term Loan	10/2/2025	9.93%	S + 4.51%	5.42%	485	481	382	0.6%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	10.19%	S + 4.85%	5.34%	941	936	906	1.5%
HAH Group Holding Company LLC	First Lien - Term Loan	10/29/2027	10.46%	S + 5.00%	5.46%	996	983	990	1.6%
HAH Group Holding Company LLC	First Lien - Delayed Draw Loan	10/29/2027	10.46%	S + 5.00%	5.46%	126	124	125	0.2%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	9.22%	S + 3.86%	5.36%	973	969	947	1.5%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	7.35%	S + 2.00%	5.35%	250	250	251	0.4%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	10.39%	S + 5.01%	5.38%	975	963	965	1.6%
Pacific Dental Services, LLC	First Lien - Term Loan	5/5/2028	8.97%	S + 3.61%	5.36%	210	210	210	0.3%
PDS Holdco, Inc.	First Lien - Term Loan	8/18/2028	10.15%	S + 4.76%	5.39%	1,334	1,329	843	1.4%
PDS Holdco, Inc.	First Lien - Delayed Draw Loan	8/18/2028	10.15%	S + 4.76%	5.39%	136	136	86	0.1%
R1 RCM Inc. (5)	First Lien - Term Loan	6/21/2029	8.33%	S + 3.00%	5.33%	500	494	501	0.8%
Select Medical Corporation (5)	First Lien - Term Loan	3/6/2027	8.36%	S + 3.00%	5.36%	104	104	105	0.2%
Sotera Health Holdings, LLC (5)	First Lien - Term Loan	12/11/2026	9.11%	S + 3.75%	5.36%	219	214	219	0.4%
TTF Holdings, LLC	First Lien - Term Loan	3/31/2028	9.47%	S + 4.11%	5.36%	635	631	635	1.0%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	9.71%	S + 4.36%	5.34%	1,089	1,085	998	1.6%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	10.75%	S + 5.40%	5.35%	980	975	976	1.6%
Total Healthcare & Pharmaceuticals							16,691	15,748	25.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
High Tech Industries
Boxer Parent Company Inc.	First Lien - Term Loan	12/29/2028	9.61%	S + 4.25%	5.36%	369	365	372	0.6%
Casa Systems, Inc.	First Lien - Term Loan	12/20/2027	12.26%	S + 6.93%	5.33%	1,231	1,231	880	1.4%
Casa Systems, Inc. (4)	Equity	—	—	—	—	65	—	24	0.0%
Casa Systems, Inc. (4)	Warrants	—	—	—	—	33	—	—	0.0%
Casa Systems, Inc. (4)	Warrants	—	—	—	—	33	—	—	0.0%
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	9.02%	S + 3.65%	5.37%	983	975	975	1.6%
GoTo Group, Inc.	First Lien - Term Loan	8/31/2027	10.28%	S + 4.90%	5.38%	970	957	646	1.0%
Ingram Micro Inc.	First Lien - Term Loan	6/30/2028	8.61%	S + 3.26%	5.35%	730	725	733	1.2%
Monotype Imaging Holdings Inc.	First Lien - Term Loan	10/9/2026	10.45%	S + 5.00%	5.45%	716	714	720	1.2%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	9.64%	S + 4.26%	5.38%	976	975	970	1.6%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	9.78%	S + 4.40%	5.38%	1,481	1,470	1,141	1.8%
Revspring, Inc. (fka Dantom Systems, Inc.)	First Lien - Term Loan	10/11/2025	9.61%	S + 4.26%	5.35%	736	732	733	1.2%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	10.11%	S + 4.75%	5.36%	749	738	737	1.2%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	9.64%	S + 4.00%	5.64%	1,370	1,362	1,330	2.2%
Xerox Corporation (5)	First Lien - Term Loan	11/17/2029	9.36%	S + 4.00%	5.36%	422	410	423	0.7%
Total High Tech Industries							10,654	9,684	15.7%

Hotel, Gaming & Leisure
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	9.22%	S + 3.86%	5.36%	985	978	990	1.6%
ClubCorp Holdings, Inc.	First Lien - Term Loan	9/18/2026	10.61%	S + 5.26%	5.35%	481	475	465	0.8%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/27/2029	9.36%	S + 4.00%	5.36%	983	981	984	1.6%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/27/2028	9.22%	S + 3.86%	5.36%	197	196	198	0.3%
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	7.46%	S + 2.10%	5.36%	750	748	754	1.2%
Kingpin Intermediate Holdings LLC (5)	First Lien - Term Loan	2/8/2028	8.86%	S + 3.50%	5.36%	299	297	300	0.5%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.97%	S + 3.61%	5.36%	426	425	374	0.6%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.97%	S + 3.61%	5.36%	272	271	239	0.4%
Sabre GLBL Inc.	First Lien - Term Loan	6/30/2028	10.46%	S + 5.10%	5.36%	347	333	310	0.5%
TA TT Buyer, LLC	First Lien - Term Loan	4/2/2029	10.35%	S + 5.00%	5.35%	315	312	314	0.5%
Total Hotel, Gaming & Leisure							5,016	4,928	8.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	8.96%	S + 3.60%	5.36%	983	975	963	1.6%
Thryv, Inc. (5)	First Lien - Term Loan	3/1/2026	13.97%	S + 8.61%	5.36%	757	755	758	1.2%
Total Media: Advertising, Printing & Publishing							1,730	1,721	2.8%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	7.36%	S + 2.00%	5.36%	1,000	995	998	1.6%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	9.29%	S + 3.94%	5.35%	500	501	502	0.8%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	9.21%	S + 3.85%	5.36%	739	722	607	1.0%
Total Media: Broadcasting & Subscription							2,218	2,107	3.4%

Retail
Apro, LLC	First Lien - Term Loan	11/14/2026	9.21%	S + 3.86%	5.35%	1,313	1,308	1,316	2.1%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	9.22%	S + 3.86%	5.36%	970	967	971	1.6%
Upbound Group, Inc.	First Lien - Term Loan	2/17/2028	9.12%	S + 3.68%	5.44%	547	547	548	0.9%
Total Retail							2,822	2,835	4.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	10/18/2027	9.20%	S + 3.85%	5.35%	975	975	973	1.6%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	9.61%	S + 4.25%	5.36%	422	418	422	0.7%
Artera Services, LLC	First Lien - Term Loan	3/6/2025	8.95%	S + 3.50%	5.45%	975	970	921	1.5%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	8.64%	S + 3.25%	5.39%	748	744	752	1.2%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	11.28%	S + 5.90%	5.38%	985	965	941	1.5%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	10.13%	S + 4.75%	5.38%	1,117	1,098	1,106	1.8%
Flame NewCo, LLC	First Lien - Term Loan	6/30/2028	11.46%	S + 6.10%	5.36%	373	373	348	0.6%
GTCR W Merger Sub LLC	First Lien - Term Loan	9/20/2030	8.33%	S + 3.00%	5.33%	750	746	754	1.2%
Instructure Holdings, Inc. (5)	First Lien - Term Loan	10/30/2028	8.68%	S + 3.18%	5.50%	249	248	251	0.4%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	7.61%	S + 2.25%	5.36%	422	419	423	0.7%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	12/22/2027	9.88%	S + 4.50%	5.38%	976	974	982	1.6%
Nexus Buyer LLC	First Lien - Term Loan	12/13/2028	9.86%	S + 4.50%	5.36%	750	728	746	1.2%
Nielsen Consumer Inc.	First Lien - Term Loan	3/6/2028	9.11%	S + 3.75%	5.36%	486	485	467	0.7%
Phoenix Services International LLC	Equity	—	—	—	—	31	311	153	0.2%
Pitney Bowes Inc. (5)	First Lien - Term Loan	3/17/2028	9.47%	S + 4.11%	5.36%	973	966	960	1.5%
Presidio Holdings Inc.	First Lien - Term Loan	1/22/2027	8.98%	S + 3.60%	5.38%	984	984	988	1.6%
Rockwood Service Corporation	First Lien - Term Loan	1/23/2027	9.72%	S + 4.36%	5.36%	249	248	250	0.4%
Sitel Group	First Lien - Term Loan	8/28/2028	9.22%	S + 3.86%	5.36%	1,466	1,461	1,414	2.3%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	9.47%	S + 4.00%	5.47%	978	974	976	1.6%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	8.11%	S + 2.75%	5.36%	978	975	983	1.6%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	9.22%	S + 3.86%	5.36%	862	859	862	1.4%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.96%	S + 3.61%	5.34%	980	977	979	1.6%
VM Consolidated, Inc.	First Lien - Term Loan	3/24/2028	8.72%	S + 3.36%	5.36%	2	2	2	0.0%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/30/2026	8.97%	S + 3.61%	5.36%	415	413	417	0.7%
Total Services: Business							17,313	17,070	27.6%

Services: Consumer
Prime Security Services Borrower, LLC	First Lien - Term Loan	10/13/2030	7.84%	S + 2.50%	5.34%	500	495	502	0.8%
University Support Services LLC	First Lien - Term Loan	2/10/2029	8.71%	S + 3.35%	5.36%	997	997	999	1.6%
WW International, Inc. (5)	First Lien - Term Loan	4/13/2028	8.97%	S + 3.61%	5.36%	945	942	674	1.1%
Total Services: Consumer							2,434	2,175	3.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Telecommunications
CCI Buyer, Inc.	First Lien - Term Loan	12/17/2027	9.35%	S + 4.00%	5.35%	973	967	971	1.6%
Ciena Corporation (5)	First Lien - Term Loan	10/24/2030	7.36%	S + 2.00%	5.36%	995	991	999	1.6%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/2026	12.50%	L + 4.00%	8.50%	1,458	1,445	829	1.3%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	9.35%	S + 4.00%	5.35%	296	290	297	0.5%
Iridium Satellite LLC	First Lien - Term Loan	9/20/2030	7.86%	S + 2.50%	5.36%	52	52	52	0.1%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	10.39%	S + 5.01%	5.38%	1,297	1,288	918	1.5%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	12.35%	S + 7.00%	5.35%	988	959	873	1.4%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	8.47%	S + 3.00%	5.47%	1,000	997	865	1.4%
Total Telecommunications							6,989	5,804	9.4%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	9.72%	S + 4.36%	5.36%	978	974	962	1.6%
Clue Opco LLC	First Lien - Term Loan	12/19/2030	9.86%	S + 4.50%	5.36%	750	720	713	1.1%
Daseke Companies, Inc. (5)	First Lien - Term Loan	3/9/2028	9.47%	S + 4.11%	5.36%	800	797	800	1.3%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.96%	S + 3.50%	5.46%	983	981	964	1.6%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	3/24/2026	9.47%	S + 4.11%	5.36%	249	247	249	0.4%
Total Transportation: Cargo							3,719	3,688	6.0%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	6/22/2028	7.36%	S + 2.00%	5.36%	1,187	1,182	1,192	1.9%
Brown Group Holding, LLC	First Lien - Term Loan	7/2/2029	9.11%	S + 3.75%	5.36%	992	983	996	1.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.61%	S + 3.26%	5.35%	359	357	357	0.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.61%	S + 3.26%	5.35%	108	108	108	0.2%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/23/2029	9.21%	S + 3.85%	5.36%	632	629	634	1.0%
United AirLines, Inc. (5)	First Lien - Term Loan	4/21/2028	9.22%	S + 3.86%	5.36%	774	772	778	1.3%
Total Transportation: Consumer							4,031	4,065	6.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	7.61%	S + 2.25%	5.36%	249	248	250	0.4%
PG&E Corporation (5)	First Lien - Term Loan	6/23/2027	7.86%	S + 2.50%	5.36%	500	498	501	0.8%
Total Utilities: Electric							746	751	1.2%

Total Investments made in the United States							131,573	127,666	206.5%

Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (5)	First Lien - Term Loan	9/20/2030	7.61%	S + 2.25%	5.36%	1,000	995	1,002	1.6%
Total Beverage, Food & Tobacco							995	1,002	1.6%

Hotel, Gaming & Leisure
Ontario Gaming GTA Limited Partnership (5)	First Lien - Term Loan	8/1/2030	9.60%	S + 4.25%	5.35%	173	171	174	0.3%
Total Hotel, Gaming & Leisure							171	174	0.3%

Transportation: Consumer
Air Canada (5)	First Lien - Term Loan	8/11/2028	9.14%	S + 3.76%	5.38%	748	751	751	1.2%
Total Transportation: Consumer							751	751	1.2%

Services: Business
Nuvei Technologies Corp. (5)	First Lien - Term Loan	12/19/2030	7.96%	S + 2.50%	5.46%	1,056	1,048	1,057	1.7%
Total Services: Business							1,048	1,057	1.7%

Total Investments made in Canada							2,965	2,984	4.8%

Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (5)	First Lien - Term Loan	7/31/2029	9.85%	S + 4.50%	5.35%	249	246	249	0.4%
Total Healthcare & Pharmaceuticals							246	249	0.4%

Total Investments made in France							246	249	0.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Investments made in Germany Construction & Building
Minimax Viking GmbH (5)	First Lien - Term Loan	7/31/2028	8.22%	S + 2.86%	5.36%	498	496	500	0.8%
Total Construction & Building							496	500	0.8%

High Tech Industries
Mosel Bidco SE	First Lien - Term Loan	9/16/2030	10.10%	S + 4.75%	5.35%	211	209	212	0.3%
Total High Tech Industries							209	212	0.3%

Investments made in Germany							705	712	1.1%

Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing DAC (5)	First Lien - Term Loan	11/5/2028	7.61%	S + 2.26%	5.35%	1,500	1,496	1,506	2.4%
Total Aerospace & Defense							1,496	1,506	2.4%

Hotel, Gaming & Leisure
Flutter Entertainment plc (5)	First Lien - Term Loan	11/25/2030	7.70%	S + 2.35%	5.35%	739	737	742	1.2%
Total Hotel, Gaming & Leisure							737	742	1.2%

Services: Consumer
Cimpress plc (5)	First Lien - Term Loan	5/17/2028	8.97%	S + 3.61%	5.36%	975	968	976	1.6%
Total Services: Consumer							968	976	1.6%

Transportation: Consumer
Delos Aircraft Designated Activity Company	First Lien - Term Loan	10/31/2027	7.35%	S + 2.00%	5.35%	500	500	503	0.8%
Total Transportation: Consumer							500	503	0.8%

Total Investments made in Ireland							3,701	3,727	6.0%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (5)	First Lien - Term Loan	7/7/2028	9.51%	S + 4.20%	5.31%	14	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Telecommunications
Venga Finance S.a r.l. (5)	First Lien - Term Loan	6/28/2029	10.40%	S + 5.01%	5.39%	988	963	984	1.6%
Total Telecommunications							963	984	1.6%

Total Investments made in Luxembourg							977	997	1.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Investments made in the Netherlands Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (5)	First Lien - Term Loan	4/3/2028	9.47%	S + 4.10%	5.37%	866	855	870	1.4%
Total Chemicals, Plastics, & Rubber							855	870	1.4%

Retail
Peer Holding III B.V. (5)	First Lien - Term Loan	10/28/2030	8.60%	S + 3.25%	5.35%	528	524	530	0.9%
Total Retail							524	530	0.9%

Total Investments made in the Netherlands							1,379	1,400	2.3%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	8.86%	S + 3.50%	5.36%	475	468	477	0.8%
Total Services: Business							468	477	0.8%

Total Investments made in Puerto Rico							468	477	0.8%

Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos US Finance LLC (5)	First Lien - Term Loan	2/18/2030	8.96%	S + 3.60%	5.36%	204	202	204	0.3%
Ineos Quattro Holdings UK Limited (5)	First Lien - Term Loan	3/14/2030	9.21%	S + 3.85%	5.36%	118	117	117	0.2%
Total Chemicals, Plastics, & Rubber							319	321	0.5%

Total Investments made in the United Kingdom							319	321	0.5%

Total Non-controlled/Non-Affiliated Investments							$142,333	$138,533	224.0%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), however, a small percentage of loans are still transitioning from London Interbank Offered Rate (“LIBOR” or “L”). Both indices reset monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2023. As of December 31, 2023, rates for 1M S, 3M S, 6M S, and 12M S are 5.35%, 5.33%, 5.16%, and 4.77% respectively. As of December 31, 2023, rates for 1M L, 3M L, and 6M L are 5.47%, 5.59%, and 5.59% respectively.

(3)	Percentages are based on net assets of $61,858 as of December 31, 2023.

(4)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (see Note 4)

(5)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 17.2% of total assets.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three and six months ended June 30, 2024, there were no loans on non-accrual status. For the three and six months ended June 30, 2023, there was one loan in non-accrual status, that was no longer held at quarter end.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of June 30, 2024, and December 31, 2023, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of June 30, 2024 and December 31, 2023, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three months ended June 30, 2024 there were no transfers between levels. For the six months ended June 30, 2024 there were two term loan investment that transferred from level 3 to level 2 at quarter end. The transfer between levels was made due to availability of broker quotes and increased trading volume for the six months ended June 30, 2024. For the three and six months ended June 30, 2023 there were no transfers between levels.

Income Taxes – For the three and six months ended June 30, 2024 and 2023, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

Gross management fees for the three and six months ended June 30, 2024 were $470 thousand and $925 thousand, respectively. Net management fees for the three and six months ended June 30, 2024 were zero and $349 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

In determining the capital gains incentive fee payable to the Investment Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses from the date of the Company’s election to be regulated as a BDC, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments.

For the three months ended June 30, 2024, the Investment Advisor did not earn an income incentive fee or capital incentive fee. For the six months ended June 30, 2024, the Investment Advisor earned a gross income incentive fee of $56 thousand, and did not earn a capital incentive fee.

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

For the three and six months ended June 30, 2024 and 2023, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and six months ended June 30, 2024 the Investment Advisor waived $121 thousand and $227 thousand, respectively. For the three and six months ended June 30, 2023 the Investment Advisor waived $53 thousand and $105 thousand, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended June 30, 2024, did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $349 thousand of management fees for the three and six months ended June 30, 2024. The Company’s performance for the three months ended June 30, 2023 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $322 thousand of management fees for the three and six months ended June 30, 2023.

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

Related Party Transactions

As of June 30, 2024, affiliates owned approximately 38% of the Company representing approximately $23,125 thousand of the Company’s net assets. As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2024 and 2023 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and six months ended June 30, 2024 and 2023, the Company incurred $20 thousand and $40 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of June 30, 2024:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Term Loans	$135,084	$-	$135,084	$-
Delayed Draw Loan	223	-	223	-
Equity	458	-	436	22
Collateralized Loan Obligations	2,568	-	2,568	-
Total Investments	$138,333	$-	$138,311	$22

The following fair value hierarchy table sets forth our investments by level as of December 31, 2023:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Term Loans	$135,640	$-	$134,191	$1,449
Delayed Draw Loan	211	-	211	-
Equity	177	-	153	24
Collateralized Loan Obligations	2,505	-	2,505	-
Total Investments	$138,533	$-	$137,060	$1,473

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2024, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Equity	22	Dealer Quotes	Market Comps	3.94	4.06	4.00
Total	$22

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Equity	24	Illiquidity Discount	Illiquidity Discount	0%	100%	30%
Term Loans	1,449	Recent Transactions	Transaction price	N/A	N/A	Cost
Total	$1,473

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input or a relative weighting may result in a change to the value of an investment as follows:

June 30, 2024
Input	Impact to value if input increases	Impact to value if input decreases
Market Comps	Increase	Decrease

December 31, 2023
Input	Impact to value if input increases	Impact to value if input decreases
Illiquidity Discount	Decrease	Increase
Transaction Price	Increase	Decrease

Changes in investments categorized as Level 3 for the three and six months ended June 30, 2024 were as follows:

	Three months ended June 30, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$184	$-	$184
Net realized gain (loss)	(853)	-	(853)
Net unrealized gain (loss)	1,047	22	1,069
Transfers (1)	-	-	-
Acquisitions	-	-	-
Dispositions	(378)	-	(378)
Ending Balance	$-	$22	$22

	Six months ended June 30, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$1,449	$24	$1,473
Net realized gain (loss)	(853)	-	(853)
Net unrealized gain (loss)	1,047	(2)	1,045
Transfers (1)	(1,265)	-	(1,265)
Acquisitions	-	-	-
Dispositions	(378)	-	(378)
Ending Balance	$-	$22	$22

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024:

	Three months ended June 30, 2024	Six months ended June 30, 2024
Numerator - net earnings (loss)	$1,585	$1,890
Denominator - weighted average shares	6,360	6,352
Net earnings (loss) per share	$0.25	$0.30

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023:

	Three months ended June 30, 2023	Six months ended June 30, 2023
Numerator - net earnings (loss)	$2,341	$4,812
Denominator - weighted average shares	5,673	5,683
Net earnings (loss) per share	$0.41	$0.85

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned) and the shares issued (tendered) to investors during the six months ended June 30, 2024.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2023	$66,290	6,370,722
January 2, 2024	(524)	(53,915)
February 1, 2024	44	4,480
March 1, 2024	669	69,303
Balance at March 31, 2024	$66,479	6,390,590
April 1, 2024	56	5,908
April 1, 2024	(571)	(59,713)
May 1, 2024	175	18,127
June 3, 2024	325	33,670
Balance at June 30, 2024	$66,464	6,388,582

The table below summarizes the capital the Company has raised (returned) and the shares issued (tendered) to investors during the six months ended June 30, 2023.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2022	$59,241	5,643,073
January 3, 2023	344	38,579
February 1, 2023	50	5,300
March 1, 2023	221	23,458
Balance at March 31, 2023	$59,856	5,710,410
April 3, 2023	(1,046)	(113,999)
April 3, 2023	319	34,712
May 1, 2023	297	31,900
June 1, 2023	520	57,211
Balance at June 30, 2023	$59,946	5,720,234

During the three and six months ended June 30, 2024, the Company issued 57,705 and 131,488 shares with an aggregate value of $556 thousand and $1,269 thousand, respectively. During the three and six months ended June 30, 2024, 59,713 and 113,628 shares with an aggregate value of $571 thousand and $1,095 thousand, respectively, were tendered and accepted by the Company. During the three and six months ended June 30, 2023, the Company issued 123,823 and 191,160 shares with an aggregate value of $1,136 thousand and $1,751 thousand, respectively. During the three and six months ended June 30, 2023, 113,999 shares with an aggregate value of $1,046 thousand were tendered and accepted by the Company.

As of June 30, 2024, and December 31, 2023 the Company had 6,388,582 and 6,370,722 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

As of June 30, 2024 and December 31, 2023, there was $89,186 thousand and $86,316 thousand outstanding, respectively, and $5,814 thousand and $8,684 thousand available, respectively, to be drawn under the BNP Credit Facility. As of June 30, 2024 and December 31, 2023, the BNP Credit Facility had a fair value of $89,186 thousand and $86,316 thousand, respectively, and a weighted average interest rate of 6.86% and 6.59%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of June 30, 2024 and December 31, 2023, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three and six months ended June 30, 2024, we incurred interest and debt financing expense of $1,559 thousand and $3,044 thousand, respectively. The average debt outstanding for the three and six months ended June 30, 2024 was $88,101 thousand and $85,777 thousand, respectively.

For the three and six months ended June 30, 2023, we incurred interest and debt financing expense of $1,334 thousand and $2,636 thousand, respectively. The average debt outstanding for the three and six months ended June 30, 2023 was $79,907 thousand and $81,403 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of June 30, 2024 and December 31, 2023, the Company had no unfunded commitments.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of June 30, 2024, of which we are aware. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Six months ended June 30, 2024	Six months ended June 30, 2023	Six months ended June 30, 2022	Six months ended June 30, 2021
Per share data:
Net asset value at beginning of period	$9.71	$8.93	$10.90	$10.76
Net investment income (1)	0.43	0.49	0.29	0.06
Net realized gain (1)	(0.26)	(0.25)	0.03	0.46
Net change in unrealized (depreciation) (1)	0.12	0.61	(1.74)	0.02
Net (decrease) increase in net assets resulting from operations (1)	0.29	0.85	(1.42)	0.54
Stockholder distributions from income (2)	(0.39)	(0.38)	(0.33)	(0.33)
Other (3)	0.01	-	0.06	0.06
Net asset value at end of period	$9.62	$9.40	$9.21	$11.03

Net assets at end of period	$61,459	$53,766	$48,587	$41,708
Shares outstanding at end of period	6,388,582	5,720,234	5,274,748	3,782,214
Total return (2)	3.11%	9.70%	(12.90)%	5.62%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	15.67%	15.84%	9.64%	11.64%
Ratio of net expenses including waivers and reversals to average net assets (4)	14.73%	15.00%	8.67%	10.24%
Ratio of net investment income to average net assets (4)	8.08%	10.01%	4.69%	0.74%
Portfolio turnover (5)	123.7%	67.9%	71.0%	324.9%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On July 1, 2024, the Company issued and sold approximately 4,926 shares of its common stock to certain investors for an aggregate offering price of $47 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On July 23, 2024, the Company paid approximately $6,059 thousand for the approximately 629,851 shares tendered and accepted at the close of the June 2024 tender offer.

On August 1, 2024, the Company issued and sold 4,420 shares of its common stock to certain investors for an aggregate offering price of $43 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of June 30, 2024, approximately 251,612 thousand shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

Robust BSL CLO creation and inflows into loan mutual funds significantly outstripped new issue loan volumes for the quarter as M&A/LBO activity remained muted. Borrowers continued to capitalize on the technical imbalance with reprices/refinancings, which represented 85% of the issuance volume in Q2. The Credit Suisse Leveraged Loan index ended the quarter up 1.86%, driven by the interest return component, while the average secondary bid price fell to 95.68, from 95.98 at the end of the first quarter. Loan downgrades continue to exceed upgrades but did show an improvement in the quarter to 0.84:1 vs. 0.71:1 in the first quarter, while the trailing twelve-month default rate increased to 4.0% vs. 3.8% according to Fitch Ratings.

Portfolio and Investment Activity

As of June 30, 2024, our portfolio had a fair market value of approximately $138,333 thousand, a cost basis of approximately $141,347 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 209 investments in 26 industries and in 8 domiciled countries. The following table depicts a summary of the portfolio as of June 30, 2024 (in thousands):

Investments
Cost	$141,347
Cumulative Net Unrealized Depreciation	(3,014)
Fair Value	$138,333
Yield at Cost	9.06%

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

As of June 30, 2024, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 54.8% of our loan portfolio (at fair value) and 55.6% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Recent interest rate increases announced in the United States have driven the SOFR base rates above the floors in effect as of quarter end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 123.7% and 67.9% for the six months ended June 30, 2024 and 2023, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of June 30, 2024 and 2023 on the investment was 9.25% and 9.89%, respectively. The following tables depict the portfolio activity (in thousands).

	Three months ended June 30, 2024	Six months ended June 30, 2024
Fair Value, Beginning	$140,676	$138,533
Purchases	80,273	172,359
Sales and Repayments	(82,823)	(171,931)
Payment in-kind interest income	74	78
Non-cash income accrual	59	136
Net realized gains (losses)	(1,642)	(1,629)
Net unrealized appreciation (depreciation)	1,716	787
Fair Value, Ending	$138,333	$138,333

	Three months ended June 30, 2023	Six months ended June 30, 2023
Fair Value, Beginning	$128,455	$127,619
Purchases	37,351	87,282
Sales and Repayments	(37,608)	(88,088)
Payment in-kind interest income	200	218
Non-cash income accrual	89	208
Net realized gains (losses)	(1,001)	(1,419)
Net unrealized appreciation (depreciation)	1,795	3,461
Fair Value, Ending	$129,281	$129,281

	Three months ended June 30, 2024	Six months ended June 30, 2024
Investments, Beginning	209	205
Purchases (new)	88	167
Complete exit	(88)	(163)
Investments, Ending	209	209

	Three months ended June 30, 2023	Six months ended June 30, 2023
Investments, Beginning	167	164
Purchases (new)	31	73
Complete exit	(29)	(68)
Investments, Ending	169	169

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $662 thousand at fair value, or 0.5% of the total portfolio, as of the six months ended June 30, 2024. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of June 30, 2024:

Industry	As of June 30, 2024
Healthcare & Pharmaceuticals	13.9%
Services: Business	13.5%
Banking, Finance, Insurance & Real Estate	12.2%
Construction & Building	6.0%
High Tech Industries	5.7%
Hotel, Gaming & Leisure	5.7%
Telecommunications	5.6%
Chemicals, Plastics & Rubber	4.3%
Energy: Electricity	4.3%
Retail	3.8%
Containers, Packaging & Glass	3.3%
Aerospace & Defense	2.7%
Transportation Cargo	2.3%
Automotive	2.3%
Energy: Oil & Gas	2.1%
Transportation: Consumer	2.0%
Media: Broadcasting & Subscription	2.0%
Capital Equipment	1.7%
Services: Consumer	1.6%
Beverages, Food & Tobacco	1.3%
Utilities: Electric	0.8%
Consumer Goods: Durable	0.7%
Media: Advertising, Printing & Publishing	0.7%
Metals & Mining	0.6%
Consumer Goods: Non-durable	0.6%
Forest Products & Paper	0.3%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $676 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2023. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2023:

Industry	As of December 31, 2023
Services: Business	13.4%
Banking, Finance, Insurance & Real Estate	12.0%
Healthcare & Pharmaceuticals	11.6%
High Tech Industries	7.2%
Aerospace & Defense	5.6%
Telecommunications	4.9%
Chemicals, Plastics, & Rubber	4.5%
Hotel, Gaming & Leisure	4.2%
Transportation: Consumer	3.8%
Construction & Building	3.7%
Consumer Goods: Durable	3.2%
Automotive	3.1%
Energy: Oil & Gas	2.7%
Transportation: Cargo	2.7%
Energy: Electricity	2.5%
Retail	2.4%
Capital Equipment	2.3%
Services: Consumer	2.3%
Containers, Packaging & Glass	2.1%
Media: Broadcasting & Subscription	1.5%
Beverages, Food & Tobacco	1.3%
Media: Advertising, Printing & Publishing	1.2%
Consumer Goods: Non-durable	0.8%
Utilities: Electric	0.5%
Forest Products & Paper	0.3%
Environmental Industries	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30, 2024	Six months ended June 30, 2024
Investment income:
Interest income	$3,387	$6,836
Payment in-kind interest income	74	78
Other income	51	59
Total investment income	3,512	6,973

Expenses:
Management fees	470	925
Interest and debt financing expenses	1,559	3,044
Professional fees	110	209
Incentive fees	-	56
Administration expenses	90	150
Directors’ fees	20	40
Custody fees	11	23
Other general and administrative expenses	211	370
Total expenses	2,471	4,817
Less: management fees waived	(470)	(576)
Less: incentive fee waived	-	-
Net expenses	2,001	4,241
Net investment income	1,511	2,732
Net realized (loss) gain on investments	(1,642)	(1,629)
Net unrealized appreciation (depreciation) on investments	1,716	787
Net realized and unrealized gain (loss) on investments	74	(842)
Net increase (decrease) in net assets	$1,585	$1,890

	Three months ended June 30, 2023	Six months ended June 30, 2023
Investment income:
Interest income	$3,055	$6,254
Payment in-kind interest income	200	218
Other income	-	-
Total investment income	3,255	6,472

Expenses:
Management fees	375	747
Interest and debt financing expenses	1,334	2,636
Professional fees	95	190
Incentive fees	-	76
Administration expenses	57	115
Directors’ fees	20	40
Custody fees	11	23
Other general and administrative expenses	191	310
Total expenses	2,083	4,137
Less: management fees waived	(375)	(427)
Less: incentive fee waived	-	(8)
Net expenses	1,708	3,702
Net investment income	1,547	2,770
Net realized (loss) gain on investments	(1,001)	(1,419)
Net unrealized appreciation (depreciation) on investments	1,795	3,461
Net realized and unrealized gain (loss) on investments	794	2,042
Net increase (decrease) in net assets	$2,341	$4,812

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and six months ended June 30, 2024 was approximately $3,512 thousand and $6,973 thousand, respectively. Investment income for the three and six months ended June 30, 2023 was approximately $3,255 thousand and $6,472 thousand, respectively.

Total Expenses

Total expenses for the three and six months ended June 30, 2024 of approximately $2,471 thousand and $4,817 thousand, respectively. Total expenses for the three and six months ended June 30, 2023 of approximately $2,083 thousand and $4,137 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three and six months ended June 30, 2024, the Investment Advisor waived $470 thousand and $576 thousand of management fees and did not waive any income incentive fees, respectively. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2024 of approximately $2,471 thousand to approximately $2,001 thousand and $4,817 thousand to approximately $4,241 thousand, respectively.

For the three and six months ended June 30, 2023, the Investment Advisor waived $375 thousand and $427 thousand of management fees and zero and $8 thousand of income incentive fees, respectively. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2023 of approximately $2,083 thousand to approximately $1,708 thousand and approximately $4,137 thousand to approximately $3,702 thousand, respectively.

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the three and six months ended June 30, 2024 totaled approximately $82,823 thousand and $171,931 thousand, respectively, resulting in net realized loss of approximately $1,642 thousand and $1,629 thousand, respectively.

Sales and repayments of investments during the three and six months ended June 30, 2023 totaled approximately $37,608 thousand and $88,088 thousand, respectively, resulting in net realized loss of approximately $1,001 thousand and $1,419 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation for the three and six months ended June 30, 2024 totaled approximately $1,716 thousand and $787 thousand, respectively. Unrealized appreciation during the three and six months ended June 30, 2023 totaled approximately $1,795 thousand and $3,461 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and six months ended June 30, 2024, the Company issued and sold 57,705 and 131,488 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $556 thousand and $1,269 thousand, respectively. For the three and six months ended June 30, 2023, the Company issued and sold 123,823 and 191,160 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $1,136 thousand and $1,751 thousand, respectively.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three and six months ended June 30, 2024, approximately 59,713 shares and 113,628 shares were tendered, respectively. During the three and six months ended June 30, 2023, approximately 113,999 shares were tendered.

As of August 9, 2024, 5,763,657 shares of the Company’s Common Stock was issued and outstanding.

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

For the three and six months ended June 30, 2024, we had an average of $88,101 thousand and $85,777 thousand outstanding under the BNP Credit Facility, respectively. For the three and six months ended June 30, 2023, we had an average of $79,907 thousand and $81,403 thousand outstanding under the BNP Credit Facility, respectively.

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

As of June 30, 2024 and December 31, 2023, the Company had total senior securities of $89,186 thousand and $86,316, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 168.9% and 171.7%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three and six months ended June 30, 2024, the Company incurred expenses of approximately $2,471 thousand and $4,817 thousand, respectively. For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $2,083 thousand and $4,137 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2024 and 2023 we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of June 30, 2024 and December 31, 2023, the Company had no unfunded commitments.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024 and December 31, 2023, we had no outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of June 30, 2024, affiliates owned approximately 38% of the Company representing approximately $23,125 thousand of the Company’s net assets. As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2024 and 2023, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and six months ended June 30, 2024 and 2023, the Company incurred $20 thousand and $40 thousand in directors’ fees expense.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and six months ended June 30, 2024 and 2023 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three and six months ended June 30, 2024 were zero and $349 thousand, respectively. Net management fees for the three and six months ended June 30, 2023 and were zero and $320 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On July 1, 2024, the Company issued and sold approximately 4,926 shares of its common stock to certain investors for an aggregate offering price of $47 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On July 23, 2024, the Company paid approximately $6,059 thousand for the approximately 629,851 shares tendered and accepted at the close of the June 2024 tender offer.

On August 1, 2024, the Company issued and sold 4,420 shares of its common stock to certain investors for an aggregate offering price of $43 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of June 30, 2024, 100.0% of our loan portfolio bore interest at floating rates with 54.8% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of June 30, 2024
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4,257	$(2,643)	$1,614
Up 200 basis points	2,838	(1,762)	1,076
Up 100 basis points	1,419	(881)	538
Down 100 basis points	(1,419)	881	(538)
Down 200 basis points	(2,837)	1,762	(1,075)
Down 300 basis points	(4,256)	2,643	(1,613)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this quarterly report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of June 30, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended June 30, 2024, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Steele Creek Capital Corporation

Date: August 9, 2024	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: August 9, 2024	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)