Form 10-Q
period 2024-09-30
Steele Creek Capital Corp
filed 2024-11-12
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 5,764,244 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $129,801 and $142,333, respectively)	$126,386	$138,533
Cash	10,399	9,325
Receivable for investments sold	35,328	32,451
Prepaid expenses and other assets	200	339
Interest receivable	639	744
Total assets	$172,952	$181,392

Liabilities
Credit facility	84,686	86,316
Payable for investments purchased	30,985	30,188
Management fees payable	332	344
Interest payable	14	50
Incentive fees payable	40	80
Accounts payable and accrued expenses	601	475
Directors’ fees payable	20	-
Distributions payable	1,120	2,081
Total liabilities	117,798	119,534

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 450,000,000 shares authorized and 5,786,217 and 6,370,722 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	61,811	67,420
Total distributable (deficit)	(6,663)	(5,568)
Total net assets	$55,154	$61,858

Total liabilities and net assets	$172,952	$181,392

Net asset value per share	$9.53	$9.71

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2024	Nine months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023

Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$3,263	$10,099	$3,550	$9,804
Payment in-kind interest income	56	134	4	222
Other income	3	62	35	35
Total investment income	3,322	10,295	3,589	10,061

Expenses:
Management fees	460	1,385	400	1,147
Interest and debt financing expenses	1,556	4,600	1,461	4,097
Professional fees	124	333	95	285
Incentive fees	40	96	85	161
Administration expenses	52	202	61	176
Directors’ fees	20	60	20	60
Legal fees – paid by Moelis Asset	11	11	-	-
Custody fees	12	35	11	34
Other general and administrative expenses	123	493	200	510
Total expenses	2,398	7,215	2,333	6,470
Less: management fees waived	(129)	(705)	(68)	(495)
Less: incentive fees waived	-	-	-	(8)
Net expenses	2,269	6,510	2,265	5,967
Net investment income	1,053	3,785	1,324	4,094

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	(53)	(1,682)	1	(1,418)
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliated company investments	(402)	385	1,851	5,312

Total net realized and unrealized (loss) gain on investments	(455)	(1,297)	1,852	3,894

Net (decrease) increase in net assets resulting from operations	$598	$2,488	$3,176	$7,988

Per share data:
Net investment income per share - basic and diluted	$0.18	$0.61	$0.23	$0.72
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.10	$0.40	$0.55	$1.40
Weighted average shares outstanding - basic and diluted	5,772	6,157	5,738	5,701

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2024	Nine months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Operations
Net investment income	$1,053	$3,785	$1,324	$4,094
Net realized (loss) gain on investments	(53)	(1,682)	1	(1,418)
Net change in unrealized appreciation (depreciation) on investments	(402)	385	1,851	5,312
Net increase (decrease) in net assets resulting from operations	598	2,488	3,176	7,988

Contributions for Expenses
Contributions for legal fees	11	11	-	-

Distributions to Stockholders
Distributions of realized income	(1,120)	(3,583)	(1,116)	(3,242)

Capital Share Transactions
Issuance of common shares	265	1,534	523	2,274
Repurchase of common shares	(6,059)	(7,154)	(149)	(1,195)
Total Capital Share Transactions	(5,794)	(5,620)	374	1,079

Net Assets
Net increase (decrease) in net assets during the period	(6,305)	(6,704)	2,434	5,825
Net assets at beginning of period	61,459	61,858	53,766	50,375
Net assets at end of period	55,154	55,154	56,200	56,200

Capital Share Activity
Issuance of common shares	28	160	55	246
Repurchase of common shares	(630)	(744)	(16)	(130)
Shares issued and outstanding at beginning of period	6,389	6,371	5,720	5,643
Shares issued and outstanding at end of period	5,787	5,787	5,759	5,759

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except per share data)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,488	$7,988

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments (1)	(233,425)	(144,118)
Proceeds from sales of investments and paydowns (1)	244,590	139,561
Payment in-kind interest income	(134)	(222)
Amortization of premium/accretion of discount, net	(181)	(305)
Net realized loss (gain) on investments	1,682	1,418
Net change in unrealized depreciation (appreciation) on investments	(385)	(5,312)
Changes in operating assets and liabilities:
Receivable for investments sold	(2,877)	(5,805)
Prepaid expenses and other assets	139	(18)
Interest receivable	105	(449)
Payable for investments purchased	797	6,899
Management fees payable	(12)	13
Interest payable	(36)	5
Incentive fees payable	(40)	61
Accounts payable and accrued expenses	126	(165)
Directors’ fees payable	20	-
Net cash provided by (used in) operating activities	12,857	(449)

Cash flows from financing activities:
Proceeds from issuance of common shares	1,534	2,274
Repurchase of common shares	(7,154)	(1,195)
Proceeds from issuance of debt	8,870	9,262
Repayments on debt	(10,500)	(6,100)
Contributions from Moelis Asset for legal fees	11	-
Stockholder distributions paid	(4,544)	(3,483)
Net cash (used in) provided by financing activities	(11,783)	758

Net increase in Cash	1,074	309
Cash, beginning of period	9,325	4,693
Cash, end of period	$10,399	$5,002

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$4,635	$4,091

(1)	Of the amount reported for the nine months ended September 30, 2024 and 2023, $1,073 thousand and $909 thousand, respectively, represent non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -229.2% of Shareholder’s Equity (4)
Investments made in the United States
Aerospace & Defense
Amentum Holdings, Inc. (4)	First Lien - Term Loan	9/29/2031	7.11%	S + 2.25%	4.86%	1,088	$1,085	$1,086	2.0%
Barnes Group Inc. (4)	First Lien - Term Loan	9/3/2030	7.35%	S + 2.50%	4.85%	876	876	878	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	6.69%	S + 1.43%	5.26%	514	506	315	0.6%
KBR, Inc. (4)	First Lien - Term Loan	1/17/2031	6.85%	S + 2.00%	4.85%	210	210	210	0.4%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	10.20%	S + 5.60%	4.60%	863	841	816	1.4%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	7.32%	S + 2.50%	4.82%	1,000	998	997	1.8%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2030	7.60%	S + 2.75%	4.85%	249	249	249	0.5%
Total Aerospace & Defense							4,765	4,551	8.3%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	7.60%	S + 2.75%	4.85%	95	94	95	0.2%
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	8.96%	S + 4.11%	4.85%	960	956	961	1.7%
Dealer Tire Financial, LLC	First Lien - Term Loan	7/2/2031	8.35%	S + 3.50%	4.85%	480	478	482	0.9%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.51%	S + 5.26%	5.25%	758	758	752	1.3%
Paint Intermediate III, LLC	First Lien - Term Loan	9/11/2031	7.82%	S + 3.00%	4.82%	483	481	483	0.9%
Thor Industries, Inc. (4)	First Lien - Term Loan	11/15/2030	7.10%	S + 2.25%	4.85%	342	340	343	0.6%
Total Automotive							3,107	3,116	5.6%

Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	2/19/2028	7.21%	S + 2.36%	4.85%	393	390	393	0.7%
Baldwin Insurance Group Holdings, LLC, The (4)	First Lien - Term Loan	5/26/2031	8.10%	S + 3.25%	4.85%	823	821	825	1.5%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	8.10%	S + 3.25%	4.85%	733	732	731	1.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Citadel Securities LP	First Lien - Term Loan	7/29/2030	7.10%	S + 2.25%	4.85%	1,437	1,428	1,438	2.6%
Clipper Acquisitions Corp.	First Lien - Term Loan	3/3/2028	7.04%	S + 1.86%	5.17%	912	904	899	1.6%
Cushman & Wakefield U.S. Borrower, LLC (4)	First Lien - Term Loan	1/31/2030	7.85%	S + 3.00%	4.85%	496	488	497	0.9%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	9.96%	S + 5.00%	4.96%	961	943	963	1.8%
FinCo I LLC	First Lien - Term Loan	6/27/2029	8.26%	S + 3.00%	5.26%	741	738	743	1.3%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	7.10%	S + 2.25%	4.85%	850	848	851	1.5%
Greystar Real Estate Partners, LLC (4)	First Lien - Term Loan	8/21/2030	7.67%	S + 2.75%	4.92%	523	516	523	0.9%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	12/12/2029	7.85%	S + 3.25%	4.60%	112	110	112	0.2%
Jane Street Group, LLC	First Lien - Term Loan	1/26/2028	7.46%	S + 2.61%	4.85%	967	963	968	1.8%
Lakeview Loan Servicing, LLC (4)	First Lien - Term Loan	6/21/2029	8.30%	S + 3.36%	4.94%	990	986	988	1.8%
LendingTree, Inc. (4)	First Lien - Term Loan	9/15/2028	8.96%	S + 4.11%	4.85%	471	471	469	0.9%
OFSBS 2022-11A (4)	Collateralized Loan Obligation	10/18/2035	8.13%	S + 3.50%	4.63%	1,000	1,000	1,020	1.9%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	14.13%	S + 8.85%	5.28%	1,000	983	1,030	1.9%
Osaic Holdings, Inc. (4)	First Lien - Term Loan	8/17/2028	8.85%	S + 4.00%	4.85%	676	671	670	1.2%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.71%	S + 2.86%	4.85%	970	949	966	1.8%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2027	11.37%	S + 6.76%	4.60%	450	450	417	0.8%
Resolute Investment Managers, Inc.	Equity	—	—	—	—	6	—	27	0.0%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2027	10.25%	S + 5.00%	5.25%	1,125	1,123	977	1.8%
Sound Point CLO Ltd	Collateralized Loan Obligation	7/26/2036	14.09%	S + 8.81%	5.28%	500	469	518	0.9%
Total Banking, Finance, Insurance & Real Estate							15,983	16,025	29.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Beverage, Food & Tobacco
Flynn Restaurant Group LP	First Lien - Term Loan	12/1/2028	9.21%	S + 4.36%	4.85%	742	738	746	1.4%
Total Beverage, Food & Tobacco							738	746	1.4%

Capital Equipment
Chart Industries, Inc.	First Lien - Term Loan	3/15/2030	7.82%	S + 2.50%	5.32%	913	910	913	1.7%
Generac Power Systems, Inc. (4)	First Lien - Term Loan	7/3/2031	6.95%	S + 1.75%	5.20%	483	482	486	0.9%
Madison Safety & Flow LLC	First Lien - Term Loan	9/26/2031	8.10%	S + 3.25%	4.85%	302	301	302	0.5%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	9.26%	S + 3.75%	5.51%	786	782	789	1.4%
Total Capital Equipment							2,475	2,490	4.5%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	8.60%	S + 3.75%	4.85%	1,189	1,181	1,189	2.2%
Bakelite US Holdco, Inc.	First Lien - Term Loan	5/29/2029	8.10%	S + 3.50%	4.60%	980	976	984	1.7%
H.B. Fuller Company (5)	First Lien - Term Loan	2/15/2030	6.85%	S + 2.00%	4.85%	421	421	422	0.8%
Ineos US Finance LLC (4)	First Lien - Term Loan	2/18/2030	8.10%	S + 3.25%	4.85%	680	676	681	1.2%
Koppers Inc.	First Lien - Term Loan	4/10/2030	8.10%	S + 3.00%	5.10%	146	146	147	0.3%
Tronox Finance LLC	First Lien - Term Loan	4/4/2029	7.35%	S + 2.75%	4.60%	998	996	1,000	1.8%
Total Chemicals, Plastics, & Rubber							4,396	4,423	8.0%

Construction & Building
84 Lumber Company	First Lien - Term Loan	11/30/2030	7.10%	S + 2.25%	4.85%	347	346	349	0.6%
American Builders & Contractors Supply Co., Inc.	First Lien - Term Loan	1/31/2031	6.60%	S + 1.75%	4.85%	210	210	210	0.4%
APi Group DE, Inc. (4)	First Lien - Term Loan	1/3/2029	6.85%	S + 2.00%	4.85%	881	881	881	1.6%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	7.10%	S + 2.50%	4.60%	624	621	626	1.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Core & Main LP	First Lien - Term Loan	2/9/2031	7.11%	S + 2.25%	4.86%	697	694	699	1.3%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	9.25%	S + 4.00%	5.25%	527	522	531	1.0%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	7.35%	S + 2.50%	4.85%	606	601	607	1.1%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	7.35%	S + 2.50%	4.85%	995	993	997	1.8%
SiteOne Landscape Supply Holding, LLC (4)	First Lien - Term Loan	3/23/2030	6.95%	S + 1.75%	5.20%	846	844	850	1.5%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	8.35%	S + 3.50%	4.85%	635	621	640	1.2%
Summit Materials, LLC	First Lien - Term Loan	1/12/2029	7.05%	S + 1.75%	5.30%	104	104	105	0.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	8.17%	S + 3.25%	4.92%	990	986	994	1.8%
White Cap Supply Holdings, LLC	First Lien - Term Loan	10/19/2029	8.10%	S + 3.25%	4.85%	902	898	897	1.6%
Total Construction & Building							8,321	8,386	15.2%

Consumer Goods: Durable
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	8.62%	S + 4.01%	4.60%	372	372	369	0.7%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	9.12%	S + 4.51%	4.60%	709	707	656	1.2%
Total Consumer Goods: Durable							1,079	1,025	1.9%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	8.71%	S + 3.86%	4.85%	820	817	754	1.4%
Total Consumer Goods: Non-Durable							817	754	1.4%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Containers, Packaging & Glass
Altium Packaging LLC	First Lien - Term Loan	6/11/2031	7.35%	S + 2.50%	4.85%	733	733	730	1.3%
Closure Systems International Group Inc.	First Lien - Term Loan	3/13/2029	8.85%	S + 4.00%	4.85%	748	745	752	1.4%
Pactiv Evergreen Inc. (4)	First Lien - Term Loan	9/24/2028	7.35%	S + 2.50%	4.85%	924	906	924	1.7%
Plaze, Inc.	First Lien - Term Loan	8/3/2026	8.71%	S + 3.86%	4.85%	649	644	606	1.1%
Sabert Corporation	First Lien - Term Loan	12/10/2026	8.03%	S + 3.11%	4.92%	778	777	783	1.4%
Technimark Holdings LLC	First Lien - Term Loan	4/14/2031	8.60%	S + 3.50%	5.10%	723	722	723	1.3%
Total Containers, Packaging & Glass							4,527	4,518	8.2%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	7.85%	S + 3.25%	4.60%	876	874	880	1.6%
Compass Power Generation, L.L.C.	First Lien - Term Loan	4/14/2029	8.60%	S + 3.75%	4.85%	242	241	244	0.5%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.69%	S + 4.36%	5.33%	753	740	763	1.4%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	9.69%	S + 4.36%	5.33%	71	70	72	0.1%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	6.85%	S + 2.00%	4.85%	839	833	840	1.5%
Total Energy: Electricity							2,758	2,799	5.1%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/13/2028	7.81%	S + 2.50%	5.31%	637	639	638	1.2%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	7.85%	S + 3.25%	4.60%	185	184	185	0.3%
CQP Holdco LP	First Lien - Term Loan	12/31/2030	6.85%	S + 2.25%	4.60%	724	722	724	1.3%
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	7.82%	S + 2.50%	5.32%	193	193	194	0.4%
ITT Holdings LLC	First Lien - Term Loan	10/11/2030	7.95%	S + 3.00%	4.95%	676	664	678	1.2%
WhiteWater DBR Holdco LLC	First Lien - Term Loan	3/3/2031	7.35%	S + 2.75%	4.60%	441	439	441	0.8%
Total Energy: Oil & Gas							2,841	2,860	5.2%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Forest Products & Paper
Mativ Holdings, Inc. (4)	First Lien - Term Loan	4/20/2028	8.71%	S + 3.86%	4.85%	433	430	433	0.8%
Total Forest Products & Paper							430	433	0.8%

Healthcare & Pharmaceuticals
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	9.00%	S + 4.40%	4.60%	244	239	189	0.3%
Aveanna Healthcare LLC (4)	First Lien - Term Loan	7/17/2028	8.91%	S + 3.85%	5.06%	421	421	412	0.7%
Bayou Intermediate II, LLC	First Lien - Term Loan	8/2/2028	10.01%	S + 4.76%	5.25%	705	703	690	1.3%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	8.96%	S + 4.11%	4.85%	936	934	917	1.7%
DaVita Inc. (4)	First Lien - Term Loan	5/9/2031	6.85%	S + 2.00%	4.85%	441	439	441	0.8%
Ensemble RCM, LLC	First Lien - Term Loan	8/1/2029	8.25%	S + 3.00%	5.25%	1,299	1,291	1,302	2.4%
FC Compassus, LLC	First Lien - Term Loan	12/31/2026	9.57%	S + 4.51%	5.06%	1,206	1,205	1,195	2.2%
Global Medical Response, Inc.	First Lien - Term Loan	10/31/2028	10.46%	S + 5.50%	4.96%	497	497	495	0.9%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	9.45%	S + 4.85%	4.60%	925	921	926	1.7%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	9.21%	S + 4.36%	4.85%	965	963	811	1.5%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	6.60%	S + 2.00%	4.60%	248	248	250	0.5%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/16/2028	8.35%	S + 3.25%	5.10%	146	146	146	0.3%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	9.71%	S + 4.86%	4.85%	968	957	968	1.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	8.10%	S + 3.25%	4.85%	995	986	994	1.8%
Select Medical Corporation (4)	First Lien - Term Loan	3/6/2027	7.85%	S + 3.00%	4.85%	19	19	19	0.0%
Sonrava Health Holdings, LLC	First Lien - Term Loan	8/18/2028	11.50%	S + 6.93%	4.57%	1,506	1,502	1,013	1.8%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	9.57%	S + 4.36%	5.20%	1,080	1,077	1,060	1.9%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	9.35%	S + 4.75%	4.60%	975	970	978	1.8%
Vizient, Inc.	First Lien - Term Loan	8/1/2031	6.85%	S + 2.00%	4.85%	242	241	243	0.4%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	7.60%	S + 2.75%	4.85%	159	159	160	0.3%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	9/28/2029	7.60%	S + 2.75%	4.85%	630	627	630	1.1%
Total Healthcare & Pharmaceuticals							14,545	13,839	25.1%

High Tech Industries
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	8.76%	S + 3.65%	5.11%	975	969	978	1.8%
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	8.37%	S + 3.76%	4.60%	555	553	555	1.0%
GoTo Group, Inc.	First Lien - Term Loan	4/28/2028	9.97%	S + 4.85%	5.12%	431	303	151	0.3%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	9.51%	S + 4.26%	5.25%	969	968	946	1.7%
Proofpoint, Inc.	First Lien - Term Loan	8/31/2028	7.85%	S + 3.00%	4.85%	125	125	125	0.2%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	9.65%	S + 4.40%	5.25%	1,470	1,460	996	1.8%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	9.60%	S + 4.75%	4.85%	743	734	745	1.3%
SS&C Technologies Holdings, Inc. (4)	First Lien - Term Loan	5/9/2031	6.85%	S + 2.00%	4.85%	689	689	690	1.3%
Ultra Clean Holdings, Inc. (4)	First Lien - Term Loan	2/28/2028	8.75%	S + 3.50%	5.25%	180	179	181	0.3%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	9.33%	S + 4.26%	5.07%	1,359	1,355	1,251	2.3%
Xerox Corporation (4)	First Lien - Term Loan	11/17/2029	8.60%	S + 4.00%	4.60%	406	395	405	0.7%
Total High Tech Industries							7,730	7,023	12.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	8.35%	S + 3.50%	4.85%	499	499	501	0.9%
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	8.71%	S + 3.86%	4.85%	978	971	984	1.8%
Fertitta Entertainment, LLC	First Lien - Term Loan	1/27/2029	8.85%	S + 3.75%	5.10%	975	974	973	1.8%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/27/2028	7.85%	S + 3.00%	4.85%	195	194	196	0.3%
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	6.60%	S + 1.75%	4.85%	750	748	751	1.4%
Kingpin Intermediate Holdings LLC (4)	First Lien - Term Loan	2/8/2028	8.35%	S + 3.50%	4.85%	297	295	297	0.5%
PCI Gaming Authority	First Lien - Term Loan	7/18/2031	6.85%	S + 2.00%	4.85%	936	935	931	1.7%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.46%	S + 3.61%	4.85%	426	425	399	0.7%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	8.46%	S + 3.61%	4.85%	271	271	254	0.5%
Seaworld Parks & Entertainment, Inc. (4)	First Lien - Term Loan	8/25/2028	7.35%	S + 2.50%	4.85%	746	746	746	1.3%
Station Casinos LLC	First Lien - Term Loan	3/14/2031	7.10%	S + 2.25%	4.85%	219	218	218	0.4%
TouchTunes Music Group, LLC	First Lien - Term Loan	4/2/2029	9.35%	S + 4.75%	4.60%	314	311	314	0.6%
Total Hotel, Gaming & Leisure							6,587	6,564	11.9%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	8.45%	S + 3.60%	4.85%	975	969	976	1.8%
Total Media: Advertising, Printing & Publishing							969	976	1.8%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	7.33%	S + 2.00%	5.33%	993	988	985	1.8%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.96%	S + 3.86%	5.10%	500	500	462	0.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	8.70%	S + 3.85%	4.85%	733	717	540	1.0%
Univision Communications Inc.	First Lien - Term Loan	1/31/2029	8.46%	S + 3.61%	4.85%	748	741	733	1.3%
Total Media: Broadcasting & Subscription							2,946	2,720	4.9%

Retail
Apro, LLC	First Lien - Term Loan	7/9/2031	8.87%	S + 3.75%	5.12%	650	648	653	1.2%
Burlington Coat Factory Warehouse Corporation (4)	First Lien - Term Loan	9/24/2031	6.60%	S + 1.75%	4.85%	725	721	720	1.3%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	8.71%	S + 3.86%	4.85%	963	960	964	1.7%
Upbound Group, Inc.	First Lien - Term Loan	2/17/2028	8.00%	S + 2.75%	5.25%	543	543	542	1.0%
Total Retail							2,872	2,879	5.2%

Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	2/1/2031	8.10%	S + 3.50%	4.60%	968	965	970	1.8%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	9.17%	S + 4.25%	4.92%	419	415	421	0.8%
Artera Services, LLC	First Lien - Term Loan	2/15/2031	9.10%	S + 4.50%	4.60%	525	522	513	0.9%
Boost Newco Borrower, LLC	First Lien - Term Loan	1/31/2031	7.10%	S + 2.50%	4.60%	750	746	751	1.4%
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	9.75%	S + 4.50%	5.25%	506	506	493	0.9%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	7.60%	S + 2.75%	4.85%	314	314	314	0.6%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	7.31%	S + 2.75%	4.56%	743	740	747	1.4%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	11.15%	S + 5.90%	5.25%	978	960	767	1.4%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	9.60%	S + 4.75%	4.85%	1,108	1,092	1,114	2.0%
First Advantage Holdings, LLC (4)	First Lien - Term Loan	9/19/2031	8.10%	S + 3.25%	4.85%	725	721	723	1.3%
Flame NewCo, LLC	First Lien - Term Loan	6/30/2028	10.95%	S + 6.10%	4.85%	382	382	366	0.7%
GTCR Everest Borrower, LLC	First Lien - Term Loan	9/5/2031	7.60%	S + 3.00%	4.60%	500	498	495	0.9%
Instructure Holdings, Inc. (4)	First Lien - Term Loan	10/30/2028	8.07%	S + 3.01%	5.06%	248	246	249	0.4%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	6.85%	S + 2.00%	4.85%	419	416	417	0.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Maximus, Inc. (4)	First Lien - Term Loan	5/30/2031	6.60%	S + 2.00%	4.60%	440	439	442	0.8%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	7/3/2031	8.49%	S + 3.25%	5.24%	500	499	500	0.9%
Nexus Buyer LLC	First Lien - Term Loan	7/31/2031	8.85%	S + 4.00%	4.85%	1,500	1,493	1,490	2.7%
Nielsen Consumer Inc.	First Lien - Term Loan	3/6/2028	8.71%	S + 3.86%	4.85%	483	481	478	0.9%
Phoenix Services International LLC	Equity	—	—	—	—	31	311	130	0.2%
Pitney Bowes Inc. (4)	First Lien - Term Loan	3/17/2028	8.96%	S + 4.11%	4.85%	965	960	968	1.7%
Sitel Group	First Lien - Term Loan	8/28/2028	8.71%	S + 3.86%	4.85%	956	955	635	1.1%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	9.36%	S + 4.11%	5.25%	970	967	970	1.8%
Trans Union LLC (4)	First Lien - Term Loan	6/24/2031	6.60%	S + 1.75%	4.85%	844	842	843	1.5%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	8.71%	S + 3.86%	4.85%	855	851	856	1.6%
UST Global Inc	First Lien - Term Loan	11/20/2028	8.73%	S + 3.61%	5.12%	973	970	977	1.8%
Vestis Corporation (4)	First Lien - Term Loan	2/22/2031	7.37%	S + 2.25%	5.12%	507	505	505	0.9%
Total Services: Business							17,796	17,134	31.1%

Services: Consumer
Hoya Midco, LLC (4)	First Lien - Term Loan	2/3/2029	7.85%	S + 3.00%	4.85%	147	147	148	0.3%
Prime Security Services Borrower, LLC	First Lien - Term Loan	10/13/2030	7.45%	S + 2.25%	5.20%	672	668	672	1.2%
WW International, Inc. (4)	First Lien - Term Loan	4/13/2028	8.46%	S + 3.61%	4.85%	695	694	192	0.3%
Total Services: Consumer							1,509	1,012	1.8%

Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	7/31/2025	12.37%	S + 7.50%	4.87%	320	320	326	0.6%
Ciena Corporation (4)	First Lien - Term Loan	10/24/2030	6.96%	S + 2.00%	4.96%	988	985	991	1.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	8.10%	S + 3.50%	4.60%	658	653	655	1.2%
Iridium Communications Inc. (4)	First Lien - Term Loan	9/20/2030	7.10%	S + 2.25%	4.85%	124	124	122	0.2%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	10.07%	S + 5.01%	5.06%	1,287	1,279	869	1.6%
PVKG Intermediate Holdings Inc.	First Lien - Term Loan	6/4/2030	10.77%	S + 5.75%	5.02%	260	260	260	0.5%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	144	0.2%
SBA Senior Finance II LLC	First Lien - Term Loan	1/25/2031	6.85%	S + 2.00%	4.85%	616	615	617	1.1%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.60%	S + 7.00%	4.60%	980	957	970	1.7%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	7.96%	S + 3.00%	4.96%	1,000	998	916	1.6%
Total Telecommunications							6,481	5,870	10.5%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	9.21%	S + 4.36%	4.85%	970	968	975	1.8%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.70%	S + 3.85%	4.85%	975	974	966	1.8%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	8.10%	S + 3.25%	4.85%	630	627	629	1.1%
Total Transportation: Cargo							2,569	2,570	4.7%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	6/21/2030	6.96%	S + 2.00%	4.96%	1,178	1,175	1,182	2.1%
United AirLines, Inc. (4)	First Lien - Term Loan	2/22/2031	8.03%	S + 2.75%	5.28%	367	366	368	0.7%
Total Transportation: Consumer							1,541	1,550	2.8%

Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	6.85%	S + 2.00%	4.85%	900	896	895	1.6%
Calpine Corporation	First Lien - Term Loan	1/31/2031	6.85%	S + 2.00%	4.85%	643	640	641	1.2%
Total Utilities: Electric							1,536	1,536	2.8%

Total Investments made in the United States							119,318	115,799	210.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (4)	First Lien - Term Loan	9/20/2030	6.60%	S + 1.75%	4.85%	995	991	987	1.8%
Total Beverage, Food & Tobacco							991	987	1.8%

Transportation: Consumer
Air Canada (4)	First Lien - Term Loan	3/21/2031	7.25%	S + 2.50%	4.75%	746	744	749	1.3%
Total Transportation: Consumer							744	749	1.3%

Services: Business
Nuvei Technologies Corp. (4)	First Lien - Term Loan	12/19/2030	7.96%	S + 3.10%	4.86%	1,042	1,035	1,045	1.9%
Total Services: Business							1,035	1,045	1.9%

Total Investments made in Canada							2,770	2,781	5.0%

Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (4)	First Lien - Term Loan	7/31/2029	8.60%	S + 4.00%	4.60%	247	245	248	0.4%
Total Healthcare & Pharmaceuticals							245	248	0.4%

Total Investments made in France							245	248	0.4%

Investments made in Germany
Construction & Building
Minimax Viking GmbH (4)	First Lien - Term Loan	7/31/2028	7.71%	S + 2.86%	4.85%	495	494	497	0.9%
Total Construction & Building							494	497	0.9%

Investments made in Germany							494	497	0.9%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing Designated Activity Company (4)	First Lien - Term Loan	11/5/2028	6.35%	S + 1.75%	4.60%	250	249	252	0.5%
Total Aerospace & Defense							249	252	0.5%

Hotel, Gaming & Leisure
Flutter Entertainment plc (4)	First Lien - Term Loan	11/30/2030	6.60%	S + 2.00%	4.60%	952	949	954	1.7%
Total Hotel, Gaming & Leisure							949	954	1.7%

Services: Consumer
Cimpress plc (4)	First Lien - Term Loan	5/17/2028	7.85%	S + 3.00%	4.85%	968	962	970	1.8%
Total Services: Consumer							962	970	1.8%

Transportation: Consumer
Delos Aircraft Designated Activity Company	First Lien - Term Loan	10/31/2027	6.35%	S + 1.75%	4.60%	500	500	504	0.9%
Total Transportation: Consumer							500	504	0.9%

Total Investments made in Ireland							2,660	2,680	4.9%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (4)	First Lien - Term Loan	7/7/2028	9.29%	S + 4.46%	4.83%	13	13	13	0.0%
Total Containers, Packaging & Glass							13	13	0.0%

Telecommunications
Venga Finance S.a r.l. (4)	First Lien - Term Loan	6/28/2029	9.57%	S + 4.51%	5.06%	980	958	984	1.8%
Total Telecommunications							958	984	1.8%

Total Investments made in Luxembourg							971	997	1.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (4)	First Lien - Term Loan	4/3/2028	8.63%	S + 3.50%	5.13%	862	852	864	1.6%
Total Chemicals, Plastics, & Rubber							852	864	1.6%

Metals & Mining
AMG Advanced Metallurgical Group N.V. (4)	First Lien - Term Loan	11/30/2028	8.46%	S + 3.61%	4.85%	899	895	899	1.6%
Total Retail							895	899	1.6%

Retail
Peer Holding III B.V. (4)	First Lien - Term Loan	10/28/2030	7.85%	S + 3.25%	4.60%	525	522	528	1.0%
Total Retail							522	528	1.0%

Total Investments made in the Netherlands							2,269	2,291	4.2%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	8.10%	S + 3.25%	4.85%	475	469	477	0.9%
Total Services: Business							469	477	0.9%

Total Investments made in Puerto Rico							469	477	0.9%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2024

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the United Kingdom Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	9.20%	S + 4.35%	4.85%	498	488	498	0.9%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	8.70%	S + 3.85%	4.85%	118	117	118	0.2%
Total Chemicals, Plastics, & Rubber							605	616	1.1%

Total Investments made in the United Kingdom							605	616	1.1%

Total Non-controlled/Non-Affiliated Investments							$129,801	$126,386	229.2%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2024. As of September 30, 2024, rates for 1M S, 3M S, 6M S, and 12M S are 4.85%, 4.59%, 4.25%, and 3.78% respectively.

(3)	Percentages are based on net assets of $55,154 as of September 30, 2024.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 18.8% of total assets.

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

In September 2020, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding I, LLC (“Funding I”), a Delaware limited liability company.

In August 2024, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding II, LLC (“Funding II”), a Delaware limited liability company. Funding II did not become operational until October 2024.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three and nine months ended September 30, 2024, there were no loans on non-accrual status. For the three and nine months ended September 30, 2023, there were no loans and one loan in non-accrual status, that was no longer held at quarter end, respectively.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of September 30, 2024, and December 31, 2023, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of September 30, 2024 and December 31, 2023, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three months ended September 30, 2024 there were no transfers between levels. For the nine months ended September 30, 2024 there were two term loan investments that transferred from level 3 to level 2. The transfer between levels was made due to availability of broker quotes and increased trading volume for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2023 there were term loans and equity investments that transferred from level 3 to level 2. The transfer between levels was made due to availability of broker quotes and increased trading volume for the three and nine months ended September 30, 2023.

Income Taxes – For the three and nine months ended September 30, 2024 and 2023, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

On August 9, 2024, the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

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

Gross management fees for the three and nine months ended September 30, 2024 were $460 thousand and $1,385 thousand, respectively. Net management fees for the three and nine months ended September 30, 2024 were $331 thousand and $680 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three and nine months ended September 30, 2024, the Investment Advisor earned a gross income incentive fee of $40 thousand and $96 thousand, respectively, and did not earn a capital incentive fee.

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

For the three and nine months ended September 30, 2024 and 2023, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and nine months ended September 30, 2024 the Investment Advisor waived $129 thousand and $356 thousand, respectively. For the three and nine months ended September 30, 2023 the Investment Advisor waived $68 thousand and $172 thousand, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended September 30, 2024, produced realized income sufficient to charge a full management fee. Therefore, this waiver was not used for three months ended September 30, 2024. The Company’s performance for the nine months ended September 30, 2024, did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $349 thousand of management fees for the nine months ended September 30, 2024. The Company’s performance for the three months ended September 30, 2023 produced realized income sufficient to charge a full management fee. Therefore, this waiver was not used for the three months ended September 30, 2023. The Company’s performance for the nine months ended September 30, 2023 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $323 thousand of management fees for the nine months ended September 30, 2023.

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

On August 9, 2024, the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Related Party Transactions

As of September 30, 2024, affiliates owned approximately 41% of the Company representing approximately $22,824 thousand of the Company’s net assets. As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340 thousand of the Company’s net assets.

For the three and nine months ended September 30, 2024, Moelis Asset, parent of the Investment Advisor, contributed $11 thousand to pay legal fees incurred by the Company. For the three and nine months ended September 30, 2023, Moelis Asset, parent of the Investment Advisor, did not make a contribution to the Company. Moelis Asset will incur these expenses and they will not be charged back to the Company.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2024 and 2023 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2024 and 2023, the Company incurred $20 thousand and $60 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of September 30, 2024:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Term Loans	$123,517	$-	$123,517	$-
Equity	301	-	301	-
Collateralized Loan Obligations	2,568	-	2,568	-
Total Investments	$126,386	$-	$126,386	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2023:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Term Loans	$135,640	$-	$134,191	$1,449
Delayed Draw Loan	211	-	211	-
Equity	177	-	153	24
Collateralized Loan Obligations	2,505	-	2,505	-
Total Investments	$138,533	$-	$137,060	$1,473

There were no Level 3 investments as of September 30, 2024. Therefore, there are no unobservable inputs to report.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Equity	24	Illiquidity Discount	Illiquidity Discount	0%	100%	30%
Term Loans	1,449	Recent Transactions	Transaction price	N/A	N/A	Cost
Total	$1,473

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input or a relative weighting may result in a change to the value of an investment as follows:

December 31, 2023
Input	Impact to value if input increases	Impact to value if input decreases
Illiquidity Discount	Decrease	Increase
Transaction Price	Increase	Decrease

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2024 were as follows:

	Three months ended September 30, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$-	$22	$22
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	5	5
Transfers (1)	-	(27)	(27)
Acquisitions	-	-	-
Dispositions	-	-	-
Ending Balance	$-	$-	$-

	Nine months ended September 30, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$1,449	$24	$1,473
Net realized gain (loss)	(853)	-	(853)
Net unrealized gain (loss)	1,047	3	1,050
Transfers (1)	(1,265)	(27)	(1,292)
Acquisitions	-	-	-
Dispositions	(378)	-	(378)
Ending Balance	$-	$-	$-

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Numerator - net earnings (loss)	$598	$2,488
Denominator - weighted average shares	5,772	6,157
Net earnings (loss) per share	$0.10	$0.40

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Numerator - net earnings (loss)	$3,176	$7,988
Denominator - weighted average shares	5,738	5,701
Net earnings (loss) per share	$0.55	$1.40

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the nine months ended September 30, 2024.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2023	$66,290	6,370,722
January 2, 2024	(524)	(53,915)
February 1, 2024	44	4,480
March 1, 2024	669	69,303
Balance at March 31, 2024	$66,479	6,390,590
April 1, 2024	56	5,908
April 1, 2024	(571)	(59,713)
May 1, 2024	175	18,127
June 3, 2024	325	33,670
Balance at June 30, 2024	66,464	6,388,582
July 1, 2024	47	4,927
July 1, 2024	(6,059)	(629,851)
August 1, 2024	43	4,420
September 3, 2024	175	18,139
Balance at September 30, 2024	$60,670	5,786,217

The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the nine months ended September 30, 2023.

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

During the three and nine months ended September 30, 2024, the Company issued 27,486 and 158,974 shares with an aggregate value of $265 thousand and $1,534 thousand, respectively. During the three and nine months ended September 30, 2023, the Company issued 54,347 and 245,507 shares with an aggregate value of $523 thousand and $2,274 thousand, respectively.

During the three and nine months ended September 30, 2024, 629,851 and 743,479 shares with an aggregate value of $6,059 thousand and $7,154 thousand, respectively, were tendered and accepted by the Company. During the three and nine months ended September 30, 2023, 15,844 and 129,843 shares with an aggregate value of $149 thousand and $1,195 thousand were tendered and accepted by the Company.

In September 2024, the Company adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s current stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested in additional shares of the Company’s common stock. Existing investors were given the option to be enrolled into the DRIP, any investor that did not enroll will continue to receive their dividends in cash. All new stockholders will automatically be enrolled in the DRIP unless they opt out.  Newly issued shares are valued based upon the month end closing price prior to payment of the dividend.

During the three and nine months ended September 30, 2024 and 2023, no shares were reinvested.

As of September 30, 2024, and December 31, 2023 the Company had 5,786,217 and 6,370,722 shares of common stock, $0.001 par value per share, outstanding, respectively.

7. CREDIT FACILITY

On October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “Credit Agreement”) with BNP Paribas (“BNP”) as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly owned subsidiary, Funding I, which it will use to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period (earlier of the termination by the borrower or twelve-month anniversary of the closing date), it bears interest at LIBOR plus 175 basis points. The Company began transferring investments into Steele Creek Capital Funding I, LLC in October 2020.

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

As of September 30, 2024 and December 31, 2023, there was $84,686 thousand and $86,316 thousand outstanding, respectively, and $10,314 thousand and $8,684 thousand available, respectively, to be drawn under the BNP Credit Facility. As of September 30, 2024 and December 31, 2023, the BNP Credit Facility had a fair value of $84,686 thousand and $86,316 thousand, respectively, and a weighted average interest rate of 6.86% and 6.59%, respectively. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of September 30, 2024 and December 31, 2023, Funding I was in compliance with all covenants of the BNP Credit Facility.

For the three and nine months ended September 30, 2024, we incurred interest and debt financing expense of $1,556 thousand and $4,600 thousand, respectively. The average debt outstanding for the three and nine months ended September 30, 2024 was $86,805 thousand and $86,122 thousand, respectively.

For the three and nine months ended September 30, 2023, we incurred interest and debt financing expense of $1,461 thousand and $4,097 thousand, respectively. The average debt outstanding for the three and nine months ended September 30, 2023 was $82,142 thousand and $81,652 thousand, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of September 30, 2024 and December 31, 2023, the Company had no unfunded commitments.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of September 30, 2024, of which we are aware. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Per share data:
Net asset value at beginning of period	$9.71	$8.93	$10.90	$10.76
Net investment income (1)	0.61	0.72	0.43	0.10
Net realized gain / (loss) (1)	(0.27)	(0.25)	0.05	0.58
Net change in unrealized appreciation / (depreciation) (1)	0.06	0.93	(2.03)	(0.02)
Net (decrease) increase in net assets resulting from operations (1)	0.40	1.40	(1.55)	0.66
Stockholder distributions from income (2)	(0.58)	(0.57)	(0.47)	(0.50)
Other (3)	-	-	0.03	0.10
Net asset value at end of period	$9.53	$9.76	$8.91	$11.02

Net assets at end of period	$55,154	$56,200	$48,960	$44,086
Shares outstanding at end of period	5,786,217	5,758,737	5,492,264	4,001,831
Total return (2)	4.22%	16.21%	(14.46)%	7.18%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	16.01%	16.16%	10.65%	11.98%
Ratio of net expenses including waivers and reversals to average net assets (4)	14.83%	15.21%	9.55%	10.33%
Ratio of net investment income to average net assets (4)	8.13%	10.08%	5.47%	1.16%
Portfolio turnover (5)	171.7%	107.0%	83.4%	480.3%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On October 1, 2024, the Company issued and sold approximately 16,680 shares of its common stock to certain investors for an aggregate offering price of $159 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 10, 2024, the Company had its quarterly distribution of approximately $1,120 thousand, of which approximately $492 thousand or approximately 51,637 shares were reinvested into the fund.

On October 18, 2024, the Company paid approximately $1,244 thousand for the approximately 130,455 shares tendered and accepted at the close of the September 2024 tender offer.

On October 18, 2024 the Company entered into a three-year secured revolving Credit Agreement (the “BoA Credit Agreement”) with Bank of America (“BoA”) as lender and administrative agent (the “BoA Credit Facility”) providing a maximum of $80,000 thousand (“BoA Maximum Facility Amount” to Steele Creek Capital Funding II, LLC (“Funding II”). The Company created a wholly owned subsidiary, Funding II, which will be used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BoA to use as collateral for the BoA Credit Facility.

On October 18, 2024, the Company terminated the existing Credit Agreement with BNP and the wholly owned subsidiary, Funding I, is in the process of being closed. The collateral assets began moving from Funding I to Funding II. Funding I will remain open until all assets are moved and accounts are closed.

On November 1, 2024, the Company issued and sold approximately 40,165 shares of its common stock to certain investors for an aggregate offering price of $382 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Overview

We are a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC, Moelis Asset and two affiliates. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation (the “Conversion”), named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC, a Delaware limited liability company. On August 28, 2024, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding II, LLC (“Funding II”), a Delaware limited liability company. Funding II did not become operational until October 2024.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of September 30, 2024, approximately 881,463 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

The syndicated loan market was active closing out the third quarter with over $200BN of issuance, despite the summer slowdown and short period of volatility stemming from the weaker than expected jobs report in August. Notably, ~20% of volume consisted of M&A and LBO loans, which is up over 70% since Q2 and the highest recorded volume since Q1 2022 according to CreditSights. Strong CLO creation continued to meet supply leading to a relatively flat technical backdrop. The Credit Suisse Leveraged Loan index average bid price was little changed for the quarter at 95.62, from 95.68 in Q2. The index returned 2.08% in the quarter driven by the interest component and rating upgrades to downgrades for the index constituents were 0.56:1 vs. 0.84:1 in Q2.

Portfolio and Investment Activity

As of September 30, 2024, our portfolio had a fair market value of approximately $126,386 thousand, a cost basis of approximately $129,801 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 196 investments in 26 industries and in 8 domiciled countries. The following table depicts a summary of the portfolio as of September 30, 2024 (in thousands):

Investments
Cost	$129,801
Cumulative Net Unrealized Depreciation	(3,415)
Fair Value	$126,386
Yield at Cost	8.42%

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

As of September 30, 2024, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 49.7% of our loan portfolio (at fair value) and 50.7% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of quarter end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 171.7% and 107.0% for the nine months ended September 30, 2024 and 2023, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of September 30, 2024 and 2023 on the investment was 8.64% and 9.87%, respectively. The following tables depict the portfolio activity (in thousands).

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Fair Value, Beginning	$138,333	$138,533
Purchases	61,066	233,425
Sales and Repayments	(72,659)	(244,590)
Payment in-kind interest income	56	134
Non-cash income accrual	45	181
Net realized gains (losses)	(53)	(1,682)
Net unrealized appreciation (depreciation)	(402)	385
Fair Value, Ending	$126,386	$126,386

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Fair Value, Beginning	$129,281	$127,619
Purchases	56,836	144,118
Sales and Repayments	(51,473)	(139,561)
Payment in-kind interest income	4	222
Non-cash income accrual	97	305
Net realized gains (losses)	1	(1,418)
Net unrealized appreciation (depreciation)	1,851	5,312
Fair Value, Ending	$136,597	$136,597

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Investments, Beginning	209	205
Purchases (new)	53	220
Complete exit	(66)	(229)
Investments, Ending	196	196

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Investments, Beginning	169	164
Purchases (new)	56	129
Complete exit	(35)	(103)
Investments, Ending	190	190

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $645 thousand at fair value, or 0.5% of the total portfolio, as of the nine months ended September 30, 2024. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of September 30, 2024:

Industry	As of September 30, 2024
Services: Business	14.8%
Banking, Finance, Insurance & Real Estate	12.7%
Healthcare & Pharmaceuticals	11.2%
Construction & Building	7.0%
Hotel, Gaming & Leisure	6.0%
High Tech Industries	5.6%
Telecommunications	5.4%
Chemicals, Plastics & Rubber	4.7%
Aerospace & Defense	3.8%
Containers, Packaging & Glass	3.6%
Retail	2.7%
Automotive	2.5%
Energy: Electricity	2.2%
Energy: Oil & Gas	2.2%
Media: Broadcasting & Subscription	2.2%
Transportation: Consumer	2.1%
Transportation: Cargo	2.0%
Capital Equipment	2.0%
Services: Consumer	1.6%
Beverages, Food & Tobacco	1.3%
Utilities: Electric	1.2%
Consumer Goods: Durable	0.8%
Media: Advertising, Printing & Publishing	0.8%
Metals & Mining	0.7%
Consumer Goods: Non-durable	0.6%
Forest Products & Paper	0.3%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $676 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2023. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2023:

Industry	As of December 31, 2023
Services: Business	13.4%
Banking, Finance, Insurance & Real Estate	12.0%
Healthcare & Pharmaceuticals	11.6%
High Tech Industries	7.2%
Aerospace & Defense	5.6%
Telecommunications	4.9%
Chemicals, Plastics, & Rubber	4.5%
Hotel, Gaming & Leisure	4.2%
Transportation: Consumer	3.8%
Construction & Building	3.7%
Consumer Goods: Durable	3.2%
Automotive	3.1%
Energy: Oil & Gas	2.7%
Transportation: Cargo	2.7%
Energy: Electricity	2.5%
Retail	2.4%
Capital Equipment	2.3%
Services: Consumer	2.3%
Containers, Packaging & Glass	2.1%
Media: Broadcasting & Subscription	1.5%
Beverages, Food & Tobacco	1.3%
Media: Advertising, Printing & Publishing	1.2%
Consumer Goods: Non-durable	0.8%
Utilities: Electric	0.5%
Forest Products & Paper	0.3%
Environmental Industries	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Investment income:
Interest income	$3,263	$10,099
Payment in-kind interest income	56	134
Other income	3	62
Total investment income	3,322	10,295

Expenses:
Management fees	460	1,385
Interest and debt financing expenses	1,556	4,600
Professional fees	124	333
Incentive fees	40	96
Administration expenses	52	202
Directors’ fees	20	60
Legal fees – paid by Moelis Asset	11	11
Custody fees	12	35
Other general and administrative expenses	123	493
Total expenses	2,398	7,215
Less: management fees waived	(129)	(705)
Less: incentive fee waived	-	-
Net expenses	2,269	6,510
Net investment income	1,053	3,785
Net realized (loss) gain on investments	(53)	(1,682)
Net unrealized appreciation (depreciation) on investments	(402)	385
Net realized and unrealized gain (loss) on investments	(455)	(1,297)
Net increase (decrease) in net assets	$598	$2,488

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Investment income:
Interest income	$3,550	$9,804
Payment in-kind interest income	4	222
Other income	35	35
Total investment income	3,589	10,061

Expenses:
Management fees	400	1,147
Interest and debt financing expenses	1,461	4,097
Professional fees	95	285
Incentive fees	85	161
Administration expenses	61	176
Directors’ fees	20	60
Custody fees	11	34
Other general and administrative expenses	200	510
Total expenses	2,333	6,470
Less: management fees waived	(68)	(495)
Less: incentive fee waived	-	(8)
Net expenses	2,265	5,967
Net investment income	1,324	4,094
Net realized (loss) gain on investments	1	(1,418)
Net unrealized appreciation (depreciation) on investments	1,851	5,312
Net realized and unrealized gain (loss) on investments	1,852	3,894
Net increase (decrease) in net assets	$3,176	$7,988

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and nine months ended September 30, 2024 was approximately $3,322 thousand and $10,295 thousand, respectively. Investment income for the three and nine months ended September 30, 2023 was approximately $3,589 thousand and $10,061 thousand, respectively.

Total Expenses

Total expenses for the three and nine months ended September 30, 2024 of approximately $2,398 thousand and $7,215 thousand, respectively. Total expenses for the three and nine months ended September 30, 2023 of approximately $2,333 thousand and $6,470 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three and nine months ended September 30, 2024, the Investment Advisor waived $129 thousand and $705 thousand of management fees and did not waive any income incentive fees, respectively. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2024 of approximately $2,398 thousand to approximately $2,269 thousand and $7,215 thousand to approximately $6,510 thousand, respectively.

For the three and nine months ended September 30, 2023, the Investment Advisor waived $68 thousand and $495 thousand of management fees and zero and $8 thousand of income incentive fees, respectively. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2023 of approximately $2,333 thousand to approximately $2,265 thousand and approximately $6,470 thousand to approximately $5,967 thousand, respectively.

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the three and nine months ended September 30, 2024 totaled approximately $72,659 thousand and $244,590 thousand, respectively, resulting in net realized loss of approximately $53 thousand for the three months ended September 30, 2024 and a net realized loss of $1,682 thousand for the nine months ended September 30, 2024.

Sales and repayments of investments during the three and nine months ended September 30, 2023 totaled approximately $51,473 thousand and $139,561 thousand, respectively, resulting in net realized gain of approximately $1 thousand and net realized loss of approximately $1,418 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized depreciation for the three months ended September 30, 2024 totaled approximately $402 thousand. Unrealized appreciation for the nine months ended September 30, 2024 totaled approximately $385 thousand, respectively. Unrealized appreciation during the three and nine months ended September 30, 2023 totaled approximately $1,851 thousand and $5,312 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and nine months ended September 30, 2024, the Company issued and sold 27,486 and 158,974 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $265 thousand and $1,534 thousand, respectively. For the three and nine months ended September 30, 2023, the Company issued and sold 54,347 and 245,507 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $523 thousand and $2,274 thousand, respectively.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three and nine months ended September 30, 2024, approximately 629,851 shares and 743,479 shares were tendered, respectively. During the three and nine months ended September 30, 2023, approximately 15,844 shares and 129,843 shares were tendered, respectively.

In September 2024, the Company adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s current stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested in additional shares of the Company’s common stock.  Existing investors were given the option to be enrolled into the DRIP, any investor that did not enroll will continue to receive their dividends in cash. All new stockholders will automatically be enrolled in the DRIP unless they opt out.  Newly issued shares are valued based upon the month end closing price prior to payment of the dividend.

For the three and nine months ended September 30, 2024 and 2023, no shares were reinvested.

As of November 12, 2024, 5,764,244 shares of the Company’s Common Stock was issued and outstanding.

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

For the three and nine months ended September 30, 2024, we had an average of $86,805 thousand and $86,122 thousand outstanding under the BNP Credit Facility, respectively. For the three and nine months ended September 30, 2023, we had an average of $82,142 thousand and $81,652 thousand outstanding under the BNP Credit Facility, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company had total senior securities of $84,686 thousand and $86,316 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 165.1% and 171.7%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $2,398 thousand and $7,215 thousand, respectively. For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $2,333 thousand and $6,470 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2024 and 2023 we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of September 30, 2024 and December 31, 2023, the Company had no unfunded commitments.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024 and December 31, 2023, we had no outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of September 30, 2024, affiliates owned approximately 41% of the Company representing approximately $22,824 thousand of the Company’s net assets. As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340 thousand of the Company’s net assets.

For the three and nine months ended September 30, 2024, Moelis Asset, parent of the Investment Advisor, contributed $11 thousand to pay legal fees incurred by the Company. For the three and nine months ended September 30, 2023, Moelis Asset, parent of the Investment Advisor, did not make a contribution to the Company. Moelis Asset will incur these expenses and they will not be charged back to the Company.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2024 and 2023, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2024 and 2023, the Company incurred $20 thousand and $60 thousand in directors’ fees expense.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and nine months ended September 30, 2024 and 2023 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period.

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

On August 9, 2024, the Board approved the renewal of the Investment Advisory Agreement.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three and nine months ended September 30, 2024 were $331 thousand and $680 thousand, respectively. Net management fees for the three and nine months ended September 30, 2023 and were $332 thousand and $652 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On August 9, 2024, the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On October 1, 2024, the Company issued and sold approximately 16,680 shares of its common stock to certain investors for an aggregate offering price of $159 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 10, 2024, the Company had its quarterly distribution of approximately $1,120 thousand, of which approximately $492 thousand or approximately 51,637 shares were reinvested into the fund.

On October 18, 2024, the Company paid approximately $1,244 thousand for the approximately 130,455 shares tendered and accepted at the close of the September 2024 tender offer.

On October 18, 2024 the Company entered into a three-year secured revolving Credit Agreement (the “BoA Credit Agreement”) with Bank of America (“BoA”) as lender and administrative agent (the “BoA Credit Facility”) providing a maximum of $80,000 thousand (“BoA Maximum Facility Amount” to Steele Creek Capital Funding II, LLC (“Funding II”). The Company created a wholly owned subsidiary, Funding II, which will be used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets has been granted to BoA to use as collateral for the BoA Credit Facility.

On October 18, 2024, the Company terminated the existing Credit Agreement with BNP and the wholly owned subsidiary, Funding I, is in the process of being closed. The collateral assets began moving from Funding I to Funding II. Funding I will remain open until all assets are moved and accounts are closed.

On November 1, 2024, the Company issued and sold 40,165 shares of its common stock to certain investors for an aggregate offering price of $382 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of September 30, 2024, 100.0% of our loan portfolio bore interest at floating rates with 49.7% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to nine months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of September 30, 2024
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,904	$(2,604)	$1,300
Up 200 basis points	2,602	(1,736)	866
Up 100 basis points	1,301	(868)	433
Down 100 basis points	(1,301)	868	(433)
Down 200 basis points	(2,601)	1,736	(865)
Down 300 basis points	(3,902)	2,604	(1,298)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this quarterly report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of September 30, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended September 30, 2024, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Steele Creek Capital Corporation

Date: November 12, 2024	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: November 12, 2024	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)