Form 10-K
period 2024-12-31
Steele Creek Capital Corp
filed 2025-03-25
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 25, 2025, the registrant had 5,949,145 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

STEELE CREEK CAPITAL CORPORATION

i

PART I

Item 1. Business

Steele Creek Capital Corporation (which is referred to as the “Company”, “we”, “us” and “our”) is a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC (the “Investment Advisor”), Moelis Asset Management LP and two affiliates (the “Members”). On October 7, 2020, MSC Capital LLC converted to a Maryland corporation, named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. On August 28, 2024, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding II, LLC (“Funding II”), a Delaware limited liability company. Funding II was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to Bank of America (“BoA”) and to be used as collateral for the credit facility. On October 18, 2024, the Company began the process of winding down Funding I. As of December 31, 2024, Funding I does not hold any loans but remains open until all loan elevations are complete and accounts are closed.

We are externally managed by our Investment Advisor, an indirect subsidiary of Moelis Asset Management LP (“Moelis Asset”). Our Investment Advisor is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Investment Advisor also serves as the Administrator of the Company.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2024, approximately 1,011,918 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

We utilize leverage to enhance our returns, and we are limited under the 1940 Act as a BDC on the amount of leverage we can utilize.

As of December 31, 2024, our investment portfolio was comprised of 190 investments principally to large U.S. based companies that totaled approximately $121,572 thousand at fair value and our net asset value (“NAV”) was $54,684 thousand. Due to the liquidity in our portfolio and the leverage loan market, we invested $262,909 thousand and received $278,598 thousand from investments sold or repaid during the year ended December 31, 2024.

As of December 31, 2023, our investment portfolio was comprised of 205 investments principally to large U.S. based companies that totaled approximately $138,533 thousand at fair value and our NAV was $61,858 thousand. Due to the liquidity in our portfolio and the leverage loan market, we invested $197,703 thousand and received $191,717 thousand from investments sold or repaid during the year ended December 31, 2023.

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

The Investment Advisor’s investment team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments, and monitoring and servicing our investments. As of December 31, 2024, the Investment Team was comprised of 11 investment professionals, all of whom dedicate a substantial portion of their time to the Company. These individuals may have additional responsibilities other than those relating to us, but generally allocate a substantial portion of their time in support of our business and our investment objective as a whole. In addition, the Investment Advisor believes that, from its own resources and from that of its affiliate, Moelis Asset, it has access to excellent support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We benefit from the support provided by these personnel in our operations. The Investment Team employs a bottom-up analysis. The senior members of the Investment Team have been actively involved in the broadly syndicated loan investing market for an average of over 22 years and have built strong relationships with private equity sponsors, banks and financial intermediaries.

The Investment Advisor has an investment committee (the “Investment Committee”) comprised of eight members that is responsible for approving all of our investments. The Investment Committee is chaired by Glenn Duffy, and the other members of the Investment Committee are Matthew Stouffer, Michael Audino, Paul Cal, Christopher Ryan, Jay Murphy, Nick Skudlarek, and Max Wagenberg.

The day-to-day management of the portfolio is overseen by the Investment Advisor’s Chief Investment Officer, Head of Portfolio Management & Trading, Chief Operating Officer and Senior Portfolio Manager. The extensive experience of the investment professionals serving on the Investment Committee includes expertise in broadly syndicated loans. The Investment Committee employs a due diligence process that assesses a prospective borrower’s credit risk and loss in default by examining the borrower’s financial projections, management teams, and relative value, and by modeling various default scenarios and other factors. The Investment Committee requires supermajority (two-thirds) approval, including by the Chief Investment Officer for all investment decisions taken, including the origination or purchase of new investments, by the Investment Advisor on our behalf. Additionally, the supermajority must include at least one member who is a representative of Moelis Asset.

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

Moelis Asset Management

Moelis Asset, the owner of the Investment Advisor, is a Delaware limited partnership formerly known as Moelis & Company Holdings LP, which, as of April 2014, acts as the parent company for various Kenneth Moelis-affiliated alternative asset management firms due to the initial public offering of Moelis & Company, a Delaware corporation (“Moelis & Company”). These Moelis Asset firms are wholly-owned by or are joint ventures with unaffiliated parties, and include Freeport Financial Partners LLC (direct lending), Moelis Capital Partners LLC (private equity), Moelis Asset Catalyst (seed investments in private equity managers), Archean Capital Partners (seed investments in private equity managers), and Crossbeam Venture Partners LLC (venture capital). Moelis Asset is under common control with Moelis & Company. Moelis & Company is a leading global independent investment bank that provides innovative strategic and financial advice to a diverse client base, including corporations, governments, sovereign wealth funds and financial sponsors. Moelis & Company and Moelis Asset are separate legal entities and Moelis & Company does not have any ownership interest in Moelis Asset. Kenneth Moelis remains the ultimate controlling shareholder of both Moelis Asset and Moelis & Company (collectively, “Moelis”); however he does not exercise governance or investment control over the individual investment advisers of Moelis Asset. Moelis Asset is provided certain administrative services by Moelis & Company pursuant to a services agreement, and also provides certain infrastructure to the Investment Advisor.

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

Aerospace & Defense	Healthcare & Pharmaceuticals
Automotive	High Tech Industries
Banking, Finance, Insurance & Real Estate	Hotel, Gaming & Leisure
Beverage, Food, & Tobacco	Media: Advertising, Printing & Publishing
Capital Equipment	Media: Broadcasting & Subscription
Chemicals, Plastics & Rubber	Metals & Mining
Construction & Building	Retail
Consumer Goods: Durable	Services: Business
Consumer Goods: Non-durable	Services: Consumer
Containers, Packaging & Glass	Telecommunications
Energy: Electricity	Transportation: Cargo
Energy: Oil & Gas	Transportation: Consumer
Forest Products & Paper	Utilities: Electric

Listed below are the top ten industries in which our senior secured floating rate loans were invested as of December 31, 2024, represented as a percentage of our consolidated investment portfolio at fair value:

Industry	As of December 31, 2024
Banking, Finance, Insurance & Real Estate	14.6%
Services: Business	14.1%
Healthcare & Pharmaceuticals	9.5%
Construction & Building	7.1%
Telecommunications	5.8%
High Tech Industries	5.6%
Hotel Gaming & Leisure	5.4%
Chemicals, Plastics & Rubber	4.9%
Aerospace & Defense	4.0%
Containers, Packaging & Glass	3.0%

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

For the year ended December 31, 2024, the Board confirmed the fee waiver to reduce the basis for the quarterly management fee from gross assets to fair value of investments. This fee waiver will be evaluated annually.

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

On August 9, 2024 the Board approved the renewal of the Investment Advisory Agreement.

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

On August 9, 2024 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

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

Borrowings

BNP Paribas

On October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “BNP Credit Agreement”) with BNP as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly-owned subsidiary, Funding I, which it used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period (earlier of the termination by the borrower or twelve month anniversary of the closing date), it initially bore interest at LIBOR plus 175 basis points. The Company began transferring investments into Funding I in October 2020.

Under the BNP Credit Agreement Funding I was required to pay an administrative agent fee equal to $25 thousand per annum and a structuring fee equal to 0.25% of the Maximum Facility Amount paid on the twelve month anniversary of the closing date. Additionally, an unused fee was payable quarterly in arrears in an amount equal to 0.70% on the actual daily unused amount greater than 20% of the Maximum Facility Amount under the BNP Credit Facility from April 13, 2021 to the end of the revolving period.

On April 29, 2021, Funding I executed an amendment to the BNP Credit Facility. The amendment solidified the LIBOR transition to Secured Overnight Financing Rate (“SOFR”) for the planned discontinuation of LIBOR. The amendment also increased the Individual Lender Maximum Facility Amount from $45,000 thousand to $80,000 thousand.

On October 28, 2021, the Company executed an additional amendment to the BNP Credit Agreement. Material amendments included the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and was paid in three equal installments (December 2021, December 2022 and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants.

On March 22, 2022, the Company amended the BNP Credit Agreement. Material amendments to the BNP Credit Agreement included the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80,000 thousand to $95,000 thousand and the language and requirements related to the Agreed Upon Procedures provided by independent accountants were amended to be more appropriate for the underlying collateral.

On August 23, 2022, the Company amended the BNP Credit Agreement. This amendment contained certain conforming changes that were not material.

On July 10, 2023, the Company amended the BNP Credit Agreement. This amendment contained certain conforming changes that were not material.

On October 18, 2024, the Company terminated the existing BNP Credit Facility and the wholly owned subsidiary, Funding I, is in the process of being closed. The collateral assets began moving from Funding I to a newly created wholly owned subsidiary, Steele Creek Capital Funding II LLC (“Funding II”). Funding I will remain open until all assets are moved and accounts are closed.

The BNP Credit Facility was fully repaid on October 18, 2024. The average debt outstanding and weighted average interest rate for the period January 1, 2024 through October 18, 2024 was $85,910 and 6.69%. The average debt outstanding for the years ended December 31, 2023 and 2022, was $82,837 thousand and $82,092 thousand, respectively. For the period January 1, 2024 through October 18, 2024 and the years ended December 31, 2023 and 2022, we incurred interest and debt financing expenses of $4,924 thousand, $5,658 thousand, and $2,794 thousand, respectively on the BNP Credit Facility. As of December 31, 2023, there was $86,316 thousand outstanding and $8,684 thousand available to be drawn under the BNP Credit Facility. As of December 31, 2023, the BNP Credit Facility had a weighted average interest rate of 6.59%. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2024 and 2023, Funding I was in compliance with all covenants of the BNP Credit Facility.

Bank of America

On October 18, 2024 the Company entered into a three-year secured revolving Credit Agreement (the “BoA Credit Agreement”) with BoA as lender and administrative agent (the “BoA Credit Facility”) providing a maximum of $80,000 thousand (“BoA Maximum Facility Amount”) to Funding II. Funding II will be used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets have been granted to BoA to use as collateral for the BoA Credit Facility. The BoA Credit Facility bears interest at Term Secured Overnight Financing Rate (“SOFR”) plus 1.50%.

Funding II was required to pay an upfront fee equal to $400 thousand, calculated as 0.50% of the BoA Maximum Facility Amount. Additionally, an unused fee is payable monthly in arrears commencing in December 2024 in an amount equal to 0.50% until the four-month anniversary of the Closing Date. The unused fee rate after the four-month Closing Date is equal to 1.50%. The unused fee is calculated off the positive daily balance of 80% of the BoA Maximum Facility amount minus the aggregate outstanding amount.

The maturity date of the BoA Credit Facility is October 18, 2027, unless terminated earlier by the Company.

The average debt outstanding and weighted average interest rate for the period October 18, 2024 through December 31, 2024 was $73,278 and 6.22%. For the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $976 thousand on the BoA Credit Facility. As of December 31, 2024, there was $73,278 thousand outstanding and $6,722 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2024, the BoA Credit Facility had a fair value of $73,278 thousand. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

b.	is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

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

Taxation of U.S. Stockholders

The following discussion only applies to U.S. stockholders. Prospective stockholders that are not U.S. stockholders should refer to “Taxation of Non-U.S. Stockholders” below.

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

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see the section below.

Risks Relating to our Business and Structure

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

Potential Default or Other Issues Under a Credit Facility

In addition to the BoA Credit Facility, we intend to enter into additional Credit Facilities. The closing of a Credit Facility is contingent on a number of conditions including, without limitation, the negotiation and execution of definitive documents relating to such Credit Facility. If we are successful in securing a Credit Facility, we intend to use borrowings under such Credit Facility to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close a Credit Facility or obtain other financing.

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

Risks Associated with Artificial Intelligence and Machine Learning Technology

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Advisor, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

We may invest in floating-rate assets and incur indebtedness on a floating-rate basis as well, and intend to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which we invest, which is currently the SOFR. Because the base rate of our assets and indebtedness are expected to be the same and will therefore fluctuate on largely the same basis, the increased cost of our indebtedness (resulting from rising interest rates in the event of a recession or downturn) would be expected to be accompanied by increased revenues resulting from the same rising interest rates on our floating rate assets. Nonetheless, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

The extent to which disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of COVID-19) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

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

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The Investment Advisor engages a third-party IT provider who provides cybersecurity resources for the Investment Advisor and the Company.  These resources include a dedicated monitoring platform that provides real time threat detection and mitigation.  Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Investment Advisor.

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

Item 2. Properties

As of December 31, 2024, we did not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 201 S. College Street, Suite 1690, Charlotte, NC 28244. We believe that our current office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2024:

Title of Class	Shares Authorizable	Shares Issued
Common Stock, par value $0.001 per share	450,000,000	5,816,048
Preferred Stock, par value $0.001 per share	50,000,000	-

Holders

As of March 25, 2025, there were 218 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended December 31, 2024, the Company issued and sold 319,260 shares of Common Stock at an aggregate purchase price of approximately $3,057 thousand. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

In September 2024, the Company adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. A number of our directors or executive officers have elected to participate in the DRIP.

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

Overview

We are a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC, Moelis Asset and two affiliates. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation (the “Conversion”), named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. On August 28, 2024, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding II, LLC (“Funding II”), a Delaware limited liability company. Funding II was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to Bank of America (“BoA”) and to be used as collateral for the credit facility. On October 18, 2024, the Company began the process of winding down Funding I. As of December 31, 2024, Funding I does not hold any loans but remains open until all loan elevations are complete and accounts are closed.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2024, approximately 1,011,918 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

Revenues

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. We generally expect our debt investments to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate (“SOFR”). Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some instances, we expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity is also expected to reflect the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of fees to our Investment Advisor under the Investment Advisory Agreement, our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our initial organization costs incurred prior to the commencement of our operations;

●	operating costs incurred prior to the commencement of our operations;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities, including in connection with the Private Offering;

●	distribution and shareholder servicing fees payable to our dealer manager and financial intermediaries;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	interest expense and other costs associated with our indebtedness;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board), including overhead expenses.

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

Current Market Conditions

The fourth quarter was the most active quarter for the syndicated loan market on record despite the holiday and election disruptions. Technicals continued to benefit issuers as inflows from the CLO market remained extremely strong as well as solid inflows from retail investors given the expectation of elevated base rates under the second Trump Administration. New issue volumes continued to be dominated by repricings for the quarter, however, new money transactions grew to ~17% of activity. The S&P UBS Leveraged Loan Index (formerly Credit Suisse Leveraged Loan Index) average bid price rose for the quarter to 96.37, from 95.62 in Q3. The index returned 2.29% in the quarter and rating upgrades to downgrades for the index constituents were 0.51:1 vs. 0.56:1 in Q3.

Portfolio and Investment Activity

As of December 31, 2024, our portfolio had a fair market value of approximately $121,572 thousand, a cost basis of approximately $125,533 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 190 investments in 26 industries and in 7 domiciled countries. The following table depicts a summary of the portfolio as of December 31, 2024 (in thousands):

Investments
Cost	$125,533
Cumulative Net Unrealized Depreciation	(3,961)
Fair Value	$121,572
Yield at Cost	7.84%

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

As of December 31, 2024, 100% of the term loan investments in the portfolio bore interest at floating rates, with 46.0% of our loan portfolio (at fair value) and 47.6% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of year end. Base rates on 100% of the loans in the portfolio exceed the stated floors.

As of December 31, 2023, 100.0% of the investments in the portfolio bore interest at floating rates, with 72.4% of our loan portfolio (at fair value) and (at cost) having an interest rate floor above 0.0%. Interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of year-end. Base rates on 100% of the portfolio exceeded the stated floors.

The portfolio is actively managed, with a turnover ratio of 197.5% and 145.1% for the years ended December 31, 2024 and 2023, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The average yield for the years ended December 31, 2024 and 2023 on the investment was 8.09% and 9.72%, respectively. The following tables depict the portfolio activity (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Fair Value, Beginning	$138,533	$127,619
Purchases	262,909	197,703
Sales and Repayments	(278,598)	(191,717)
Payment in-kind interest income	206	243
Non-cash income accrual	224	408
Net realized (losses) gains	(1,542)	(1,387)
Net unrealized appreciation (depreciation)	(160)	5,664
Fair Value, Ending	$121,572	$138,533

	Year ended December 31, 2024	Year ended December 31, 2023
Investments, Beginning	205	164
Purchases	267	179
Complete exit	(282)	(138)
Investments, Ending	190	205

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $640 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2024. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2024:

As of December 31, 2024
Banking, Finance, Insurance & Real Estate	14.6%
Services: Business	14.1%
Healthcare & Pharmaceuticals	9.5%
Construction & Building	7.1%
Telecommunications	5.8%
High Tech Industries	5.6%
Hotel, Gaming & Leisure	5.4%
Chemicals, Plastics, & Rubber	4.9%
Aerospace & Defense	4.0%
Containers, Packaging & Glass	3.0%
Retail	2.8%
Automotive	2.5%
Transportation: Cargo	2.3%
Energy: Electricity	2.3%
Media: Broadcasting & Subscription	2.2%
Energy: Oil & Gas	2.0%
Services: Consumer	2.0%
Capital Equipment	1.8%
Media: Advertising, Printing & Publishing	1.6%
Beverage, Food & Tobacco	1.4%
Transportation: Consumer	1.3%
Utilities: Electric	1.3%
Consumer goods: Durable	1.0%
Metals & Mining	0.7%
Consumer goods: Non-durable	0.6%
Forest Products & Paper	0.2%
100.0%

The portfolio was diversified across both issuers and industries with the average exposure in our loan portfolio of $676 thousand at fair value, or 0.5% of the total portfolio, as of December 31, 2023. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2023:

As of December 31, 2023
Services: Business	13.4%
Banking, Finance, Insurance & Real Estate	12.0%
Healthcare & Pharmaceuticals	11.6%
High Tech Industries	7.2%
Aerospace & Defense	5.6%
Telecommunications	4.9%
Chemicals, Plastics, & Rubber	4.5%
Hotel, Gaming & Leisure	4.2%
Transportation: Consumer	3.8%
Construction & Building	3.7%
Consumer Goods: Durable	3.2%
Automotive	3.1%
Energy: Oil & Gas	2.7%
Transportation: Cargo	2.7%
Energy: Electricity	2.5%
Retail	2.4%
Capital Equipment	2.3%
Services: Consumer	2.3%
Containers, Packaging & Glass	2.1%
Media: Broadcasting & Subscription	1.5%
Beverages, Food & Tobacco	1.3%
Media: Advertising, Printing & Publishing	1.2%
Consumer Goods: Non-durable	0.8%
Utilities: Electric	0.5%
Forest Products & Paper	0.3%
Environmental Industries	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$12,843	$13,538	$8,339
Payment in-kind interest income	206	243	11
Other income	58	92	-
Total investment income	13,107	13,873	8,350

Expenses:
Management fees	1,781	1,583	1,601
Interest and debt financing expenses	5,900	5,658	2,794
Professional fees	514	380	363
Incentive fees	96	241	(86)
Administration expenses	277	249	202
Directors’ fees	80	80	80
Custody fees	57	45	42
Other general and administrative expenses	645	751	818
Legal fees – paid by Moelis Asset	11	-	55
Total expenses	9,361	8,987	5,869
Less: management fees waived	(791)	(586)	(595)
Less: incentive fees waived	-	(8)	-
Net expenses	8,570	8,393	5,274
Net investment income (loss)	4,537	5,480	3,076
Net realized gain (loss) on non-controlled/non-affiliated company investments	(1,542)	(1,387)	328
Net unrealized (depreciation) appreciation on non-controlled/non-affiliated investments	(160)	5,664	(10,019)
Total net realized and unrealized gain (loss) on investments	(1,702)	4,277	(9,691)
Net increase (decrease) in net assets resulting from operations	$2,835	$9,757	$(6,615)

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the years ended December 31, 2024, 2023 and 2022 was approximately $13,107 thousand, $13,873 thousand and $8,350 thousand, respectively.

Total Expenses

Total expenses for the years ended December 31, 2024, 2023 and 2022, totaled approximately $9,361 thousand, $8,987 thousand and $5,869 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis. For the years ended December 31, 2024, 2023 and 2022, Moelis Asset, parent of the Investment Advisor, paid $11 thousand, zero and $55 thousand, respectively, of legal, organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the year ended December 31, 2024, the Investment Advisor waived $791 thousand of management fees. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the year ended December 31, 2024 of approximately $9,361 thousand to approximately $8,570 thousand.

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

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the years ended December 31, 2024, 2023 and 2022, totaled approximately $278,598 thousand, $191,717 thousand, and $133,480 thousand, respectively. For the years ended December 31, 2024, 2023 and 2022, the sales and repayments resulted in a net realized gain (loss) of approximately ($1,542 thousand), ($1,387 thousand), and $328 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation / (depreciation) for the years ended December 31, 2024, 2023 and 2022, totaled approximately ($160 thousand), $5,664 thousand, and ($10,019 thousand), respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

Taxes

We elected to be treated and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

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

Capital Contributions

For the year ended December 31, 2024, the Company issued and sold 319,260 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $3,057 thousand. For the year ended December 31, 2023, the Company issued and sold 865,633 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $8,323 thousand.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the year ended December 31, 2024, 873,934 shares with an aggregate value of $8,398 thousand were tendered and accepted by the Company. During the year ended December 31, 2023, 137,984 shares with an aggregate value of $1,274 thousand were tendered and accepted by the Company.

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

The following table summarizes the Company’s distributions reinvested during the year ended December 31, 2024.

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2024:
October 10, 2024	$9.53	51,637	$492,211
December 1, 2024	9.45	41,227	389,776
Total distributions reinvested		92,864	$881,987

As of December 31, 2024, 5,816,048 shares of the Company’s Common Stock was issued and outstanding.

Borrowings

BNP Paribas

On October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “BNP Credit Agreement”) with BNP as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly-owned subsidiary, Funding I, which it used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period (earlier of the termination by the borrower or twelve month anniversary of the closing date), it initially bore interest at LIBOR plus 175 basis points. The Company began transferring investments into Funding I in October 2020.

Under the BNP Credit Agreement, Funding I was required to pay an administrative agent fee equal to $25 thousand per annum and a structuring fee equal to 0.25% of the Maximum Facility Amount paid on the twelve-month anniversary of the closing date. Additionally, an unused fee was payable quarterly in arrears in an amount equal to 0.70% on the actual daily unused amount greater than 20% of the Maximum Facility Amount under the BNP Credit Facility from April 13, 2021 to the end of the revolving period.

On April 29, 2021, Funding I executed an amendment to the BNP Credit Facility. The amendment solidified the LIBOR transition to Secured Overnight Financing Rate (“SOFR”) for the planned discontinuation of LIBOR. The amendment also increased the Individual Lender Maximum Facility Amount from $45,000 thousand to $80,000 thousand.

On October 28, 2021, the Company executed an additional amendment to the BNP Credit Agreement. Material amendments included the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and was paid in three equal installments (December 2021, December 2022 and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants.

On March 22, 2022, the Company amended the BNP Credit Agreement. Material amendments to the BNP Credit Agreement included the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80,000 thousand to $95,000 thousand and the language and requirements related to the Agreed Upon Procedures provided by independent accountants were amended to be more appropriate for the underlying collateral.

On August 23, 2022, the Company amended the BNP Credit Agreement. This amendment contained certain conforming changes that were not material.

On July 10, 2023, the Company amended the BNP Credit Agreement. This amendment contained certain conforming changes that were not material.

On October 18, 2024, the Company terminated the existing BNP Credit Facility and the wholly owned subsidiary, Funding I, is in the process of being closed. The collateral assets began moving from Funding I to a newly created wholly owned subsidiary, Steele Creek Capital Funding II LLC (“Funding II”). Funding I will remain open until all assets are moved and accounts are closed.

The BNP Credit Facility was fully repaid on October 18, 2024. The average debt outstanding and weighted average interest rate for the period January 1, 2024 through October 18, 2024 was $85,910 and 6.69%. The average debt outstanding for the years ended December 31, 2023 and 2022, was $82,837 thousand and $82,092 thousand, respectively. For the period January 1, 2024 through October 18, 2024 and the years ended December 31, 2023 and 2022, we incurred interest and debt financing expenses of $4,924 thousand, $5,658 thousand, and $2,794 thousand, respectively on the BNP Credit Facility. As of December 31, 2023, there was $86,316 thousand outstanding and $8,684 thousand available to be drawn under the BNP Credit Facility. As of December 31, 2023, the BNP Credit Facility had a weighted average interest rate of 6.59%. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2024 and 2023, Funding I was in compliance with all covenants of the BNP Credit Facility.

Bank of America

On October 18, 2024 the Company entered into a three-year secured revolving Credit Agreement (the “BoA Credit Agreement”) with BoA as lender and administrative agent (the “BoA Credit Facility”) providing a maximum of $80,000 thousand (“BoA Maximum Facility Amount”) to Funding II. Funding II will be used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets have been granted to BoA to use as collateral for the BoA Credit Facility. The BoA Credit Facility bears interest at Term Secured Overnight Financing Rate (“SOFR”) plus 1.50%. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise.

Funding II was required to pay an upfront fee equal to $400 thousand, calculated as 0.50% of the BoA Maximum Facility Amount. Additionally, an unused fee is payable monthly in arrears commencing in December 2024 in an amount equal to 0.50% until the four-month anniversary of the Closing Date. The unused fee rate after the four-month Closing Date is equal to 1.50%. The unused fee is calculated off the positive daily balance of 80% of the BoA Maximum Facility amount minus the aggregate outstanding amount.

The maturity date of the BoA Credit Facility is October 18, 2027, unless terminated earlier by the Company.

The average debt outstanding and weighted average interest rate for the period October 18, 2024 through December 31, 2024 was $73,278 and 6.22%. For the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $976 thousand on the BoA Credit Facility. As of December 31, 2024, there was $73,278 thousand outstanding and $6,722 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2024, the BoA Credit Facility had a fair value of $73,278 thousand. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

As of December 31, 2024 and 2023, the Company had total senior securities of $73,278 thousand and $86,316 thousand respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 174.6% and 171.7% respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses of approximately $9,361 thousand, $8,987 thousand and $5,869 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2024 and 2023, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of December 31, 2024 and 2023, the Company had unfunded commitments of zero.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024 and 2023, we had a total of zero in outstanding commitments comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets. As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340 thousand of the Company’s net assets.

For the years ended December 31, 2024, 2023 and 2022, Moelis Asset, parent of the Investment Advisor, contributed $11 thousand, zero and $55 thousand, respectively, to pay legal, organizational, and offering costs incurred by the Company. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the years ended December 31, 2024, 2023 and 2022, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For each of the years ended December 31, 2024, 2023 and 2022, the Company incurred $80 thousand in directors’ fees expense, respectively. The directors’ fees for the years ended December 31, 2024, 2023 and 2022 were paid as of the year end.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the years ended December 31, 2024, 2023 and 2022, the Company did not incur organizational and offering costs.

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

On August 9, 2024 the Board approved the renewal of the Investment Advisory Agreement.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the years ended December 31, 2024, 2023 and 2022 were $990 thousand, $997 thousand, and $1,006 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On August 9, 2024 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On January 2, 2025, the Company issued and sold 36,429 shares of its common stock to certain investors for an aggregate offering price of $342 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On January 2, 2025, the Company accepted approximately 24,631 shares tendered in the December 2024 tender offer. On January 23, 2025, the Company paid approximately $232 thousand for the tendered shares.

On January 28, 2025, the Company paid its quarterly distribution of approximately $1,097 thousand, of which approximately $390 thousand or approximately 41,227 shares of the regular divided were reinvested into the fund on December 2, 2024. Additionally, approximately $133 thousand or approximately 14.115 shares of the special dividend were reinvested on January 1, 2025.

On February 3, 2025, the Company issued and sold 18,869 shares of its common stock to certain investors for an aggregate offering price of $180 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 3, 2025, the Company issued and sold 44,620 shares of its common stock to certain investors for an aggregate offering price of $416 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

As of March 24, 2025, the Investment Advisor has received requests to tender approximately 53,086 shares of the Company.

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

As of December 31, 2024, 100% of our loan portfolio bore interest at floating rates with 46.0% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of December 31, 2024
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,774	$(2,254)	$1,520
Up 200 basis points	2,516	(1,502)	1,014
Up 100 basis points	1,258	(751)	507
Down 100 basis points	(1,257)	751	(506)
Down 200 basis points	(2,515)	1,502	(1,013)
Down 300 basis points	(3,772)	2,254	(1,518)

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

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Steele Creek Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities, of Steele Creek Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 25, 2025

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $125,533 and $142,333, respectively)	$121,572	$138,533
Cash	2,612	9,325
Receivable for investments sold	18,374	32,451
Prepaid expenses and other assets	573	339
Interest receivable	648	744
Total assets	$143,779	$181,392

Liabilities
Credit facility	73,278	86,316
Payable for investments purchased	14,209	30,188
Management fees payable	310	344
Interest payable	143	50
Incentive fees payable	-	80
Accounts payable and accrued expenses	448	475
Distributions payable	707	2,081
Total liabilities	89,095	119,534

Commitments and contingencies (Note 9)

Net Assets:
Common shares, $0.001 par value, 450,000,000 shares authorized, 5,816,048 and 6,370,722 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	62,091	67,420
Total distributable (deficit) earnings	(7,413)	(5,568)
Total net assets	$54,684	$61,858

Total liabilities and net assets	$143,779	$181,392

Net asset value per share	$9.40	$9.71

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$12,843	$13,538	$8,339
Payment in-kind interest income	206	243	11
Other income	58	92	-
Total investment income	13,107	13,873	8,350

Expenses:
Management fees	1,781	1,583	1,601
Interest and debt financing expenses	5,900	5,658	2,794
Professional fees	514	380	363
Incentive fees	96	241	(86)
Administration expenses	277	249	202
Directors’ fees	80	80	80
Custody fees	57	45	42
Legal fees - paid by Moelis Asset	11	-	55
Other general and administrative expenses	645	751	818
Total expenses	9,361	8,987	5,869
Less: management fees waived	(791)	(586)	(595)
Less: incentive fees waived	-	(8)	-
Net expenses	8,570	8,393	5,274
Net investment income	4,537	5,480	3,076

Realized and unrealized (loss) gain on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(1,542)	(1,387)	328
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(160)	5,664	(10,019)

Total net realized and unrealized gain (loss) on investments	(1,702)	4,277	(9,691)

Net increase (decrease) in net assets resulting from operations	$2,835	$9,757	$(6,615)

Per share data:
Net investment income per share - basic and diluted	$0.75	$0.93	$0.59
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.47	$1.66	$(1.26)
Weighted average shares outstanding - basic and diluted	6,058	5,864	5,242

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Operations
Net investment income	$4,537	$5,480	$3,076
Net realized (loss) gain on investments	(1,542)	(1,387)	328
Net change in unrealized (depreciation) appreciation on investments	(160)	5,664	(10,019)
Net (decrease) increase in net assets resulting from operations	2,835	9,757	(6,615)

Distributions to Stockholders
Distributions of realized income	(4,680)	(5,323)	(3,744)

Capital Share Transactions
Issuance of common shares	2,175	8,323	13,686
Common shares issued from reinvestment of distributions	882	-	-
Repurchase of common shares	(8,397)	(1,274)	-
Total Capital Share Transactions	(5,340)	7,049	13,686

Contributions for Expenses
Contributions for legal fees	11	-	55
Total Contributions for Expenses	11	-	55

Net Assets
Net (decrease) increase in net assets during the year	(7,174)	11,483	3,382
Net assets at beginning of year	61,858	50,375	46,993
Net assets at end of year	54,684	61,858	50,375

Capital Share Activity
Issuance of common shares	226	866	1,332
Common shares issued from reinvestment of distributions	93	-	-
Repurchase of common shares	(874)	(138)	-
Shares issued and outstanding at beginning of year	6,371	5,643	4,311
Shares issued and outstanding at end of year	5,816	6,371	5,643

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(in thousands, except per share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,835	$9,757	$(6,615)

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments (1)	(262,909)	(197,703)	(163,582)
Proceeds from sales of investments and paydowns (1)	278,598	191,717	133,480
Payment in-kind interest income	(206)	(243)	(11)
Amortization of premium/accretion of discount, net	(224)	(408)	(200)
Net realized (gain) loss on investments	1,542	1,387	(328)
Net change in unrealized depreciation (appreciation) on investments	160	(5,664)	10,019
Changes in operating assets and liabilities:
Receivable for investments sold	14,077	(14,174)	44,086
Prepaid expenses and other assets	(234)	(121)	(67)
Interest receivable	96	(381)	(53)
Payable for investments purchased	(15,979)	14,935	(43,619)
Management fees payable	(34)	25	50
Interest payable	93	22	17
Incentive fees payable	(80)	56	(285)
Accounts payable and accrued expenses	(27)	(189)	352
Directors’ fees payable	-	-	(17)
Net cash provided by (used in) operating activities	17,708	(984)	(26,773)

Cash flows from financing activities:
Proceeds from issuance of common shares	2,175	8,323	13,686
Repurchase of common shares	(8,397)	(1,274)	-
Proceeds from issuance of debt	82,148	11,266	19,800
Repayments on debt	(95,186)	(8,100)	(7,030)
Contribution from Moelis Asset for legal fees	11	-	55
Stockholder distributions paid	(5,172)	(4,599)	(3,494)
Net cash (used in) provided by financing activities	(24,421)	5,616	23,017

Net (decrease) increase in Cash	(6,713)	4,632	(3,756)
Cash, beginning of year	9,325	4,693	8,449
Cash, end of year	$2,612	$9,325	$4,693

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$5,807	$5,637	$2,777
Supplemental non-cash information:
Reinvestment of shareholder distribution	$882	$-	$-

(1)	Of the amount reported for 2024, $1,073 thousand, represent non-cash transactions

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -222.3% of Shareholder’s Equity (3)
Investments made in the United States
Aerospace & Defense
Amentum Holdings, Inc. (4)	First Lien - Term Loan	9/29/2031	6.61%	S + 2.25%	4.36%	1,088	$1,086	$1,085	2.0%
Barnes Group Inc. (4)	First Lien - Term Loan	9/3/2030	6.86%	S + 2.50%	4.36%	874	874	876	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	5.59%	S + 1.26%	4.33%	529	521	329	0.6%
KBR, Inc. (4)	First Lien - Term Loan	1/17/2031	6.36%	S + 2.00%	4.36%	209	209	210	0.4%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.93%	S + 5.60%	4.33%	860	840	809	1.5%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	7.32%	S + 2.50%	4.82%	998	995	1,001	1.8%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2030	7.11%	S + 2.75%	4.36%	248	248	249	0.5%
Total Aerospace & Defense							4,773	4,559	8.4%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	6.61%	S + 2.25%	4.36%	94	94	95	0.2%
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	8.47%	S + 4.11%	4.36%	958	954	954	1.7%
Dealer Tire Financial, LLC	First Lien - Term Loan	7/2/2031	7.86%	S + 3.50%	4.36%	479	477	480	0.9%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	9.85%	S + 5.26%	4.59%	757	757	712	1.3%
Paint Intermediate III, LLC	First Lien - Term Loan	10/9/2031	7.52%	S + 3.00%	4.52%	483	481	486	0.9%
Thor Industries, Inc. (4)	First Lien - Term Loan	11/15/2030	6.61%	S + 2.25%	4.36%	342	340	343	0.6%
Total Automotive							3,103	3,070	5.6%

Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	2/19/2028	6.72%	S + 2.36%	4.36%	392	389	394	0.7%
Baldwin Insurance Group Holdings, LLC, The (4)	First Lien - Term Loan	5/26/2031	7.61%	S + 3.25%	4.36%	821	819	828	1.5%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	7.36%	S + 3.00%	4.36%	731	731	735	1.3%
Citadel Securities LP	First Lien - Term Loan	10/31/2031	6.33%	S + 2.00%	4.33%	994	989	998	1.8%
Clipper Acquisitions Corp.	First Lien - Term Loan	3/3/2028	6.39%	S + 1.86%	4.53%	909	901	908	1.7%
Cushman & Wakefield U.S. Borrower, LLC (4)	First Lien - Term Loan	1/31/2030	7.36%	S + 3.00%	4.36%	495	487	497	0.9%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	9.36%	S + 5.00%	4.36%	961	943	966	1.8%
FinCo I LLC	First Lien - Term Loan	6/27/2029	6.61%	S + 2.25%	4.36%	741	738	744	1.4%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	6.61%	S + 2.25%	4.36%	848	846	854	1.6%
Greystar Real Estate Partners, LLC (4)	First Lien - Term Loan	8/21/2030	7.09%	S + 2.75%	4.34%	521	515	526	1.0%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	11/26/2031	6.83%	S + 2.50%	4.33%	542	540	544	1.0%
Hudson River Trading LLC	First Lien - Term Loan	3/18/2030	7.48%	S + 3.00%	4.48%	875	866	879	1.6%
Jane Street Group, LLC	First Lien - Term Loan	12/15/2031	6.40%	S + 2.00%	4.40%	1,995	1,990	1,991	3.6%
Lakeview Loan Servicing, LLC (4)	First Lien - Term Loan	6/21/2029	7.74%	S + 3.36%	4.38%	988	984	988	1.8%
LendingTree, Inc. (4)	First Lien - Term Loan	9/15/2028	8.47%	S + 4.11%	4.36%	470	470	470	0.9%
OFSBS 2022-11A (4)	Collateralized Loan Obligation	10/18/2035	8.13%	S + 3.50%	4.63%	1,000	1,000	1,019	1.9%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	13.47%	S + 8.85%	4.62%	1,000	983	1,018	1.9%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.22%	S + 2.86%	4.36%	967	948	975	1.8%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2027	11.09%	S + 6.76%	4.33%	449	449	442	0.8%
Resolute Investment Managers, Inc.	Equity	—	—	—	—	6	—	50	0.1%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2027	9.59%	S + 5.00%	4.59%	1,126	1,122	1,081	2.0%
Sound Point CLO Ltd	Collateralized Loan Obligation	7/26/2036	13.43%	S + 8.81%	4.62%	500	469	519	0.9%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	12/12/2029	6.59%	S + 2.25%	4.34%	307	306	307	0.6%
Total Banking, Finance, Insurance & Real Estate							17,485	17,733	32.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Beverage, Food & Tobacco
Flynn Restaurant Group LP	First Lien - Term Loan	12/1/2028	8.72%	S + 4.36%	4.36%	740	736	744	1.4%
Total Beverage, Food & Tobacco							736	744	1.4%

Capital Equipment
Chart Industries, Inc. (4)	First Lien - Term Loan	3/15/2030	7.09%	S + 2.50%	4.59%	885	882	890	1.6%
Generac Power Systems, Inc. (4)	First Lien - Term Loan	7/3/2031	6.34%	S + 1.75%	4.59%	482	481	485	0.9%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	8.09%	S + 3.50%	4.59%	774	771	784	1.4%
Total Capital Equipment							2,134	2,159	3.9%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	8.11%	S + 3.75%	4.36%	1,185	1,179	1,183	2.2%
Bakelite US Holdco, Inc.	First Lien - Term Loan	12/23/2031	8.09%	S + 3.75%	4.34%	1,000	990	997	1.8%
H.B. Fuller Company (4)	First Lien - Term Loan	2/15/2030	6.36%	S + 2.00%	4.36%	420	420	423	0.8%
Ineos US Finance LLC (4)	First Lien - Term Loan	2/18/2030	7.61%	S + 3.25%	4.36%	679	675	683	1.2%
Koppers Inc.	First Lien - Term Loan	4/10/2030	6.89%	S + 2.50%	4.39%	146	146	147	0.3%
Tronox Finance LLC	First Lien - Term Loan	4/4/2029	6.60%	S + 2.25%	4.35%	998	996	1,002	1.8%
Total Chemicals, Plastics, & Rubber							4,406	4,435	8.1%

Construction & Building
84 Lumber Company	First Lien - Term Loan	11/30/2030	6.61%	S + 2.25%	4.36%	347	345	349	0.6%
American Builders & Contractors Supply Co., Inc.	First Lien - Term Loan	1/31/2031	6.11%	S + 1.75%	4.36%	209	209	210	0.4%
APi Group DE, Inc. (4)	First Lien - Term Loan	1/3/2029	6.36%	S + 2.00%	4.36%	842	842	843	1.5%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	6.83%	S + 2.50%	4.33%	617	614	622	1.1%
Core & Main LP	First Lien - Term Loan	2/9/2031	6.38%	S + 2.00%	4.38%	696	693	699	1.3%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	8.57%	S + 4.00%	4.57%	525	521	535	1.0%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	6.86%	S + 2.50%	4.36%	605	599	608	1.1%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	6.86%	S + 2.50%	4.36%	993	990	993	1.8%
SiteOne Landscape Supply Holding, LLC (4)	First Lien - Term Loan	3/23/2030	6.27%	S + 1.75%	4.52%	844	842	846	1.5%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	7.86%	S + 3.50%	4.36%	633	620	642	1.2%
Summit Materials, LLC	First Lien - Term Loan	1/12/2029	6.15%	S + 1.75%	4.40%	104	104	104	0.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	7.09%	S + 2.75%	4.34%	990	986	999	1.8%
White Cap Supply Holdings, LLC	First Lien - Term Loan	10/19/2029	7.61%	S + 3.25%	4.36%	652	650	654	1.2%
Total Construction & Building							8,015	8,104	14.7%

Consumer Goods: Durable
Mannington Mills, Inc.	First Lien - Term Loan	8/6/2026	8.34%	S + 4.01%	4.33%	660	659	661	1.2%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.84%	S + 4.51%	4.33%	707	705	638	1.2%
Total Consumer Goods: Durable							1,364	1,299	2.4%

Consumer Goods: Non-Durable
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	8.22%	S + 3.86%	4.36%	818	815	738	1.3%
Total Consumer Goods: Non-Durable							815	738	1.3%

Containers, Packaging & Glass
Altium Packaging LLC	First Lien - Term Loan	6/11/2031	6.86%	S + 2.50%	4.36%	731	731	732	1.3%
Closure Systems International Group Inc.	First Lien - Term Loan	3/22/2029	7.86%	S + 3.50%	4.36%	746	743	754	1.4%
Plaze, Inc.	First Lien - Term Loan	8/3/2026	8.22%	S + 3.86%	4.36%	647	642	593	1.1%
Sabert Corporation	First Lien - Term Loan	12/10/2026	7.45%	S + 3.11%	4.34%	775	774	782	1.4%
Technimark Holdings LLC	First Lien - Term Loan	4/14/2031	7.63%	S + 3.25%	4.38%	723	722	723	1.3%
Total Containers, Packaging & Glass							3,612	3,584	6.5%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	7.61%	S + 3.25%	4.36%	854	852	862	1.6%
Compass Power Generation, LLC	First Lien - Term Loan	4/14/2029	8.11%	S + 3.75%	4.36%	223	222	226	0.4%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	8.05%	S + 3.75%	4.30%	733	721	742	1.4%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	8.06%	S + 3.75%	4.31%	71	70	72	0.1%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	6.11%	S + 1.75%	4.36%	837	832	839	1.5%
Total Energy: Electricity							2,697	2,741	5.0%

Energy: Oil & Gas
AL NGPL Holdings, LLC	First Lien - Term Loan	4/17/2028	7.09%	S + 2.50%	4.59%	618	620	621	1.1%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	7.33%	S + 3.00%	4.33%	184	184	186	0.3%
CQP Holdco LP	First Lien - Term Loan	12/31/2030	6.33%	S + 2.00%	4.33%	724	722	726	1.3%
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	7.09%	S + 2.50%	4.59%	193	192	195	0.4%
ITT Holdings LLC	First Lien - Term Loan	10/11/2030	7.11%	S + 2.75%	4.36%	675	663	680	1.2%
Total Energy: Oil & Gas							2,381	2,408	4.3%

Forest Products & Paper
Mativ Holdings, Inc. (4)	First Lien - Term Loan	4/20/2028	8.22%	S + 3.86%	4.36%	313	311	312	0.6%
Total Forest Products & Paper							311	312	0.6%

Healthcare & Pharmaceuticals
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	8.73%	S + 4.40%	4.33%	244	238	189	0.3%
Aveanna Healthcare LLC (4)	First Lien - Term Loan	7/17/2028	8.36%	S + 3.85%	4.51%	420	420	417	0.8%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	8.47%	S + 4.11%	4.36%	933	932	913	1.7%
DaVita Inc. (4)	First Lien - Term Loan	5/9/2031	6.36%	S + 2.00%	4.36%	440	438	441	0.8%
Ensemble RCM, LLC	First Lien - Term Loan	8/1/2029	7.59%	S + 3.00%	4.59%	1,296	1,289	1,307	2.4%
Global Medical Response, Inc.	First Lien - Term Loan	10/31/2028	9.86%	S + 5.50%	4.36%	497	497	499	0.9%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	9.21%	S + 4.85%	4.36%	922	919	929	1.7%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	9.03%	S + 4.51%	4.51%	963	960	572	1.0%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	6.33%	S + 2.00%	4.33%	248	248	249	0.5%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/16/2028	7.36%	S + 3.00%	4.36%	146	145	147	0.3%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	9.60%	S + 5.01%	4.59%	965	955	974	1.8%
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	6.86%	S + 2.50%	4.36%	993	984	997	1.8%
Sonrava Health Holdings, LLC	First Lien - Term Loan	8/18/2028	11.50%	S + 6.93%	4.57%	1,527	1,524	655	1.2%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	8.92%	S + 4.36%	4.55%	1,077	1,075	1,074	2.0%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	9.08%	S + 4.75%	4.33%	973	968	980	1.8%
Vizient, Inc.	First Lien - Term Loan	8/1/2031	6.36%	S + 2.00%	4.36%	236	235	238	0.4%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	6.59%	S + 2.25%	4.34%	159	159	160	0.3%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	11/26/2031	7.61%	S + 3.25%	4.36%	758	754	762	1.4%
Total Healthcare & Pharmaceuticals							12,740	11,503	21.1%

High Tech Industries
CE Intermediate I, LLC	First Lien - Term Loan	11/10/2028	8.05%	S + 3.60%	4.45%	973	967	978	1.8%
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	8.09%	S + 3.76%	4.33%	553	552	557	1.0%
GoTo Group, Inc.	First Lien - Term Loan	4/28/2028	9.30%	S + 4.85%	4.45%	430	308	198	0.4%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	8.85%	S + 4.26%	4.59%	966	965	953	1.7%
Proofpoint, Inc.	First Lien - Term Loan	8/31/2028	7.36%	S + 3.00%	4.36%	125	125	125	0.2%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	8.99%	S + 4.40%	4.59%	1,466	1,457	754	1.4%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	8.61%	S + 4.25%	4.36%	742	733	748	1.4%
SS&C Technologies Holdings, Inc. (4)	First Lien - Term Loan	5/9/2031	6.36%	S + 2.00%	4.36%	654	654	656	1.2%
Ultra Clean Holdings, Inc. (4)	First Lien - Term Loan	2/25/2028	7.61%	S + 3.25%	4.36%	179	178	180	0.3%
VeriFone Systems, Inc.	First Lien - Term Loan	8/20/2025	8.78%	S + 4.26%	4.52%	1,356	1,352	1,275	2.3%
Xerox Corporation (4)	First Lien - Term Loan	11/17/2029	8.36%	S + 4.00%	4.36%	401	391	401	0.7%
Total High Tech Industries							7,682	6,825	12.4%
Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	7.36%	S + 3.00%	4.36%	499	499	504	0.9%
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	8.21%	S + 3.86%	4.34%	975	969	989	1.8%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/27/2028	7.36%	S + 3.00%	4.36%	195	194	196	0.4%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	6.09%	S + 1.75%	4.34%	750	748	755	1.4%
Kingpin Intermediate Holdings LLC	First Lien - Term Loan	2/8/2028	7.86%	S + 3.50%	4.36%	296	294	298	0.5%
PCI Gaming Authority	First Lien - Term Loan	7/18/2031	6.36%	S + 2.00%	4.36%	933	932	933	1.7%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	7.97%	S + 3.61%	4.36%	64	64	63	0.1%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	7.97%	S + 3.61%	4.36%	113	113	110	0.2%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	10.46%	S + 6.10%	4.36%	361	360	360	0.7%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	10.46%	S + 6.10%	4.36%	157	157	154	0.3%
Seaworld Parks & Entertainment, Inc. (4)	First Lien - Term Loan	12/4/2031	6.36%	S + 2.00%	4.36%	744	744	744	1.4%
Station Casinos LLC	First Lien - Term Loan	3/14/2031	6.38%	S + 2.00%	4.38%	218	217	219	0.4%
TouchTunes Music Group, LLC	First Lien - Term Loan	4/2/2029	9.08%	S + 4.75%	4.33%	313	310	314	0.6%
Total Hotel, Gaming & Leisure							5,601	5,639	10.4%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	7.96%	S + 3.60%	4.36%	973	966	977	1.8%
Stepstone Group MidCo 2 GmbH, The (4)	First Lien - Term Loan	12/4/2031	8.86%	S + 4.50%	4.36%	1,000	990	990	1.8%
Total Media: Advertising, Printing & Publishing							1,956	1,967	3.6%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	6.59%	S + 2.00%	4.59%	990	986	989	1.8%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.26%	S + 3.86%	4.40%	500	500	452	0.8%
Sinclair Television Group, Inc.	First Lien - Term Loan	4/21/2029	8.21%	S + 3.85%	4.36%	731	716	601	1.1%
Univision Communications Inc.	First Lien - Term Loan	1/31/2029	7.97%	S + 3.61%	4.36%	746	739	749	1.4%
Total Media: Broadcasting & Subscription							2,941	2,791	5.1%

Retail
Apro, LLC	First Lien - Term Loan	7/9/2031	8.27%	S + 3.75%	4.52%	648	647	656	1.2%
Burlington Coat Factory Warehouse Corporation (4)	First Lien - Term Loan	9/24/2031	6.11%	S + 1.75%	4.36%	723	720	726	1.3%
Great Outdoors Group, LLC	First Lien - Term Loan	3/6/2028	8.22%	S + 3.86%	4.36%	960	958	967	1.8%
Upbound Group, Inc.	First Lien - Term Loan	2/17/2028	7.34%	S + 2.75%	4.59%	541	541	542	1.0%
Total Retail							2,866	2,891	5.3%

Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	2/1/2031	7.83%	S + 3.50%	4.33%	965	963	973	1.8%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	8.34%	S + 4.00%	4.34%	418	414	422	0.8%
Boost Newco Borrower, LLC	First Lien - Term Loan	1/31/2031	6.83%	S + 2.50%	4.33%	748	744	754	1.4%
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	9.07%	S + 4.50%	4.57%	504	504	492	0.9%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	7.11%	S + 2.75%	4.36%	294	293	294	0.5%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	7.31%	S + 2.75%	4.56%	741	738	748	1.4%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	10.49%	S + 5.75%	4.74%	995	978	774	1.4%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	9.11%	S + 4.75%	4.36%	1,105	1,090	1,116	2.0%
First Advantage Holdings, LLC (4)	First Lien - Term Loan	10/31/2031	7.61%	S + 3.25%	4.36%	725	721	734	1.3%
Flame NewCo, LLC	First Lien - Term Loan	6/30/2028	10.46%	S + 6.10%	4.36%	385	385	376	0.7%
GTCR Everest Borrower, LLC	First Lien - Term Loan	9/5/2031	7.08%	S + 2.75%	4.33%	500	498	503	0.9%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	6.36%	S + 2.00%	4.36%	418	415	418	0.8%
Maximus, Inc. (4)	First Lien - Term Loan	5/30/2031	6.36%	S + 2.00%	4.36%	439	438	441	0.8%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	7/3/2031	7.80%	S + 3.25%	4.55%	499	498	502	0.9%
Nexus Buyer LLC	First Lien - Term Loan	7/31/2031	8.36%	S + 4.00%	4.36%	1,197	1,191	1,203	2.2%
Nielsen Consumer Inc.	First Lien - Term Loan	3/6/2028	8.22%	S + 3.86%	4.36%	481	480	482	0.9%
Phoenix Services International LLC	Equity	—	—	—	—	31	311	123	0.2%
Pitney Bowes Inc. (4)	First Lien - Term Loan	3/17/2028	8.47%	S + 4.11%	4.36%	963	957	970	1.8%
Sitel Group	First Lien - Term Loan	8/28/2028	8.22%	S + 3.86%	4.36%	954	952	646	1.1%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/15/2028	8.12%	S + 3.75%	4.37%	1,470	1,466	1,477	2.7%
Trans Union LLC (4)	First Lien - Term Loan	6/24/2031	6.11%	S + 1.75%	4.36%	842	840	842	1.5%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	7.97%	S + 3.61%	4.36%	853	849	862	1.6%
UST Global Inc	First Lien - Term Loan	11/20/2028	7.45%	S + 3.00%	4.45%	970	968	975	1.8%
Vestis Corporation (4)	First Lien - Term Loan	2/22/2031	6.76%	S + 2.25%	4.51%	507	505	509	0.9%
Total Services: Business							17,198	16,636	30.3%

Services: Consumer
Frontdoor, Inc. (4)	First Lien - Term Loan	12/19/2031	6.61%	S + 2.25%	4.36%	284	283	285	0.5%
Prime Security Services Borrower, LLC	First Lien - Term Loan	10/13/2030	6.52%	S + 2.00%	4.52%	672	668	674	1.2%
Southern Veterinary Partners, LLC	First Lien - Term Loan	12/4/2031	7.71%	S + 3.25%	4.46%	379	377	382	0.7%
WW International, Inc. (4)	First Lien - Term Loan	4/13/2028	7.97%	S + 3.61%	4.36%	695	694	158	0.3%
Total Services: Consumer							2,022	1,499	2.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	7/31/2025	12.09%	S + 7.76%	4.33%	330	330	326	0.6%
Cablevision Lightpath LLC	First Lien - Term Loan	11/30/2027	7.76%	S + 3.36%	4.40%	440	439	441	0.8%
Ciena Corporation (4)	First Lien - Term Loan	10/24/2030	6.37%	S + 2.00%	4.37%	985	983	990	1.8%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	7.83%	S + 3.50%	4.33%	657	652	659	1.2%
Iridium Communications Inc. (4)	First Lien - Term Loan	9/20/2030	6.61%	S + 2.25%	4.36%	124	124	123	0.2%
Mavenir Systems, Inc. (5)	First Lien - Term Loan	8/18/2028	9.53%	S + 5.01%	4.51%	1,284	1,277	580	1.1%
PVKG Intermediate Holdings Inc.	First Lien - Term Loan	6/4/2030	10.21%	S + 5.75%	4.46%	260	260	251	0.5%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	137	0.3%
SBA Senior Finance II LLC	First Lien - Term Loan	1/25/2031	6.11%	S + 1.75%	4.36%	615	614	615	1.1%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.33%	S + 7.00%	4.33%	978	956	982	1.8%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	7.47%	S + 3.11%	4.36%	1,000	998	939	1.7%
Total Telecommunications							6,923	6,043	11.1%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	8.36%	S + 4.00%	4.36%	968	965	972	1.8%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.21%	S + 3.85%	4.36%	973	972	960	1.8%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	7.61%	S + 3.25%	4.36%	817	814	823	1.5%
Total Transportation: Cargo							2,751	2,755	5.1%

Transportation: Consumer
United AirLines, Inc. (4)	First Lien - Term Loan	2/22/2031	6.63%	S + 2.00%	4.63%	307	306	309	0.6%
Total Transportation: Consumer							306	309	0.6%

Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	6.36%	S + 2.00%	4.36%	900	896	899	1.6%
Calpine Corporation	First Lien - Term Loan	1/31/2031	6.11%	S + 1.75%	4.36%	643	640	642	1.2%
Total Utilities: Electric							1,536	1,541	2.8%

Total Investments made in the United States							116,354	112,285	205.3%

Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (4)	First Lien - Term Loan	9/20/2030	6.11%	S + 1.75%	4.36%	993	989	989	1.8%
Total Beverage, Food & Tobacco							989	989	1.8%

Transportation: Consumer
Air Canada (4)	First Lien - Term Loan	3/21/2031	6.34%	S + 2.00%	4.34%	744	743	749	1.4%
Total Transportation: Consumer							743	749	1.4%

Total Investments made in Canada							1,732	1,738	3.2%

Investments made in Germany
Construction & Building
Minimax Viking GmbH (4)	First Lien - Term Loan	7/31/2028	7.22%	S + 2.86%	4.36%	493	492	496	0.9%
Total Construction & Building							492	496	0.9%

Total Investments made in Germany							492	496	0.9%

Investments made in Ireland
Aerospace & Defense

Setanta Aircraft Leasing Designated Activity Company (4)	First Lien - Term Loan	11/5/2028	6.08%	S + 1.75%	4.33%	250	249	251	0.5%
Total Aerospace & Defense							249	251	0.5%

Hotel, Gaming & Leisure
Flutter Entertainment plc (4)	First Lien - Term Loan	11/30/2030	6.08%	S + 1.75%	4.33%	949	947	949	1.7%
Total Hotel, Gaming & Leisure							947	949	1.7%
Services: Consumer
Cimpress plc (4)	First Lien - Term Loan	5/17/2028	6.86%	S + 2.50%	4.36%	965	960	971	1.8%
Total Services: Consumer							960	971	1.8%

Transportation: Consumer
Delos Aircraft Designated Activity Company (4)	First Lien - Term Loan	10/31/2027	6.08%	S + 1.75%	4.33%	500	500	503	0.9%
Total Transportation: Consumer							500	503	0.9%
Total Investments made in Ireland							2,656	2,674	4.9%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (4)	First Lien - Term Loan	7/7/2028	8.43%	S + 4.46%	3.97%	13	13	13	0.0%
Total Containers, Packaging & Glass							13	13	0.0%

Telecommunications
Venga Finance S.a r.l. (4)	First Lien - Term Loan	6/28/2029	9.03%	S + 4.51%	4.51%	977	957	985	1.8%
Total Telecommunications							957	985	1.8%

Total Investments made in Luxembourg							970	998	1.8%

Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (4)	First Lien - Term Loan	4/3/2028	7.66%	S + 3.25%	4.41%	848	840	856	1.6%
Total Chemicals, Plastics, & Rubber							840	856	1.6%

Metals & Mining
AMG Advanced Metallurgical Group N.V. (4)	First Lien - Term Loan	11/30/2028	7.97%	S + 3.61%	4.36%	897	896	897	1.6%
Total Retail							896	897	1.6%

Retail
Peer Holding III B.V. (4)	First Lien - Term Loan	10/28/2030	7.58%	S + 3.25%	4.33%	524	521	528	1.0%
Total Retail							521	528	1.0%

Total Investments made in the Netherlands							2,257	2,281	4.2%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	7.11%	S + 2.75%	4.36%	475	469	482	0.9%
Total Services: Business							469	482	0.9%

Total Investments made in Puerto Rico							469	482	0.9%

Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	8.71%	S + 4.35%	4.36%	496	487	500	0.9%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	8.21%	S + 3.85%	4.36%	117	116	118	0.2%
Total Chemicals, Plastics, & Rubber							603	618	1.1%

Total Investments made in the United Kingdom							603	618	1.1%

Total Non-controlled/Non-Affiliated Investments							$125,533	$121,572	222.3%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. As of December 31, 2024, rates for 1M S, 3M S, 6M S, and 12M S are 4.33%, 4.31%, 4.25%, and 4.18% respectively.

(3)	Percentages are based on net assets of $54,684 as of December 31, 2024.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 21.9% of total assets.

(5)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (see Note 4)

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

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Beverage, Food & Tobacco
Flynn Restaurant Group LP	First Lien - Term Loan	12/1/2028	9.72%	S + 4.36%	5.36%	748	743	753	1.2%
Total Beverage, Food & Tobacco							743	753	1.2%

Capital Equipment
Chart Industries, Inc.	First Lien - Term Loan	3/15/2030	8.69%	S + 3.35%	5.34%	913	909	917	1.5%
DS Parent, Inc.	First Lien - Term Loan	12/10/2028	11.21%	S + 5.75%	5.46%	900	879	902	1.5%
Novae LLC	First Lien - Term Loan	12/22/2028	10.52%	S + 5.00%	5.52%	585	563	576	0.9%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	9.40%	S + 4.01%	5.39%	825	820	827	1.3%
Total Capital Equipment							3,171	3,222	5.2%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	9.13%	S + 3.75%	5.38%	1,198	1,189	1,162	1.9%
Bakelite US Holdco, Inc.	First Lien - Term Loan	5/29/2029	9.50%	S + 4.15%	5.35%	985	982	984	1.6%
DCG Acquisition Corp.	First Lien - Term Loan	9/30/2026	9.96%	S + 4.60%	5.36%	258	258	257	0.4%
Element Solutions Inc (Macdermid, Incorporated) (5)	First Lien - Term Loan	12/18/2030	7.36%	S + 2.00%	5.36%	1,000	998	1,004	1.6%
H.B. Fuller Company (5)	First Lien - Term Loan	2/15/2030	7.61%	S + 2.25%	5.36%	118	118	119	0.2%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2028	8.71%	S + 3.36%	5.34%	490	488	490	0.8%
Tronox Finance LLC	First Lien - Term Loan	8/16/2028	8.85%	S + 3.50%	5.35%	1,000	991	1,001	1.6%
Total Chemicals, Plastics, & Rubber							5,024	5,017	8.1%

Construction & Building
84 Lumber Company	First Lien - Term Loan	11/29/2030	8.21%	S + 2.85%	5.36%	350	348	351	0.6%
APi Group DE, Inc. (5)	First Lien - Term Loan	1/3/2029	7.97%	S + 2.61%	5.36%	645	645	646	1.0%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	8.39%	S + 3.01%	5.38%	694	689	697	1.1%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	4/27/2027	10.71%	S + 5.36%	5.34%	488	479	491	0.8%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	8.76%	S + 3.35%	5.41%	631	625	634	1.0%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	8.86%	S + 3.50%	5.36%	640	624	642	1.0%
Summit Materials, LLC	First Lien - Term Loan	1/12/2029	7.85%	S + 2.50%	5.35%	105	105	105	0.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	8.87%	S + 3.50%	5.37%	998	993	1,004	1.6%
Total Construction & Building							4,508	4,570	7.3%

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

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets(3)

Services: Consumer
Prime Security Services Borrower, LLC	First Lien - Term Loan	10/13/2030	7.84%	S + 2.50%	5.34%	500	495	502	0.8%
University Support Services LLC	First Lien - Term Loan	2/10/2029	8.71%	S + 3.35%	5.36%	997	997	999	1.6%
WW International, Inc. (5)	First Lien - Term Loan	4/13/2028	8.97%	S + 3.61%	5.36%	945	942	674	1.1%
Total Services: Consumer							2,434	2,175	3.5%

Telecommunications
CCI Buyer, Inc.	First Lien - Term Loan	12/17/2027	9.35%	S + 4.00%	5.35%	973	967	971	1.6%
Ciena Corporation (5)	First Lien - Term Loan	10/24/2030	7.36%	S + 2.00%	5.36%	995	991	999	1.6%
ConvergeOne Holdings, Corp.	First Lien - Term Loan	1/4/2026	12.50%	L + 4.00%	8.50%	1,458	1,445	829	1.3%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	9.35%	S + 4.00%	5.35%	296	290	297	0.5%
Iridium Satellite LLC	First Lien - Term Loan	9/20/2030	7.86%	S + 2.50%	5.36%	52	52	52	0.1%
Mavenir Systems, Inc.	First Lien - Term Loan	8/18/2028	10.39%	S + 5.01%	5.38%	1,297	1,288	918	1.5%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	12.35%	S + 7.00%	5.35%	988	959	873	1.4%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	8.47%	S + 3.00%	5.47%	1,000	997	865	1.4%
Total Telecommunications							6,989	5,804	9.4%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	9.72%	S + 4.36%	5.36%	978	974	962	1.6%
Clue Opco LLC	First Lien - Term Loan	12/19/2030	9.86%	S + 4.50%	5.36%	750	720	713	1.1%
Daseke Companies, Inc. (5)	First Lien - Term Loan	3/9/2028	9.47%	S + 4.11%	5.36%	800	797	800	1.3%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.96%	S + 3.50%	5.46%	983	981	964	1.6%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	3/24/2026	9.47%	S + 4.11%	5.36%	249	247	249	0.4%
Total Transportation: Cargo							3,719	3,688	6.0%

Transportation: Consumer
Avolon TLB Borrower 1 (US) LLC	First Lien - Term Loan	6/22/2028	7.36%	S + 2.00%	5.36%	1,187	1,182	1,192	1.9%
Brown Group Holding, LLC	First Lien - Term Loan	7/2/2029	9.11%	S + 3.75%	5.36%	992	983	996	1.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.61%	S + 3.26%	5.35%	359	357	357	0.6%
First Student Bidco Inc.	First Lien - Term Loan	7/21/2028	8.61%	S + 3.26%	5.35%	108	108	108	0.2%
Safe Fleet Holdings LLC	First Lien - Term Loan	2/23/2029	9.21%	S + 3.85%	5.36%	632	629	634	1.0%
United AirLines, Inc. (5)	First Lien - Term Loan	4/21/2028	9.22%	S + 3.86%	5.36%	774	772	778	1.3%
Total Transportation: Consumer							4,031	4,065	6.6%

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

In September 2020, we formed a wholly-owned special purpose financing vehicle, Steele Creek Funding Capital I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. On October 18, 2024, the Company began the process of winding down Funding I. As of December 31, 2024 Funding I does not hold any loans but remains open until all loan elevations are complete and accounts are closed.

In August 2024, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding II, LLC (“Funding II”), a Delaware limited liability company. Funding II was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to Bank of America (“BoA”) and to be used as collateral for the credit facility. Funding II did not become operational until October 2024.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, original issuance discounts (“OID”) and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2024 and 2023, we had no loans on non-accrual status, respectively.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of December 31, 2024 and 2023, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

Earnings Per Share - The Company calculates earnings per share by dividing the net increase or decrease in net assets resulting from operations by the weighted average shares for the period.

Paid-in-capital in Excess of Par Value - The Company records the proceeds from the sale of its shares and investors who have opted into the DRIP program on a net basis to capital stock and paid-in capital in excess of par value, excluding all offering costs.

Fair Value of Financial Instruments - Assets and liabilities which qualify as financial instruments under relevant authoritative guidance are carried at fair value or contractual amounts approximating fair value.

Segment Reporting – In accordance with ASC Topic 280 – Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment activity.

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of December 31, 2024 and 2023, all of our investments were Non-Controlled/Non-Affiliated investments.

Valuation of Investments - We value our investments in accordance with ASC Topic 820 – Fair Value Measurement and Disclosures, (“ASC Topic 820”) as determined in good faith by our Board who has delegated such responsibility to our Investment Advisor, along with our Independent valuation firms, and the Audit Committee. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Investments are reflected on the Consolidated Statement of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the accompanying Consolidated Statement of Operations as “net change in unrealized appreciation on non-controlled/non-affiliated company investments.” Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Publicly-traded investments in active markets are reported at the market closing price. Investment transactions are recorded on a trade date basis (for publicly-traded investments and securities traded through dealer markets) or upon closing of the transaction (for private investments). The cost of an investment includes all costs incurred by the Company as part of the purchase of such investment. The difference between the initially recognized cost and the subsequent fair value measurement of an investment is reflected as “net change in unrealized appreciation on non-controlled/non-affiliated company investments” in the Consolidated Statement of Operations.

We value our investments in accordance with the Investment Advisor’s valuation policy. Valuations are prepared by the Investment Advisor and approved by the CFO of the Company for each accounting close.

Income Taxes - For the years ended December 31, 2024, 2023 and 2022 we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

The 2021 to 2024 tax years for the Company are not yet closed and remain subject to examination by U.S. Federal, state and local tax authorities.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 11 for more information on the effects of the adoption of ASU 2023-07.

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

On August 9, 2024 the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

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

Gross management fees for the year ended December 31, 2024 were $1,781 thousand. Net management fees for the year ended December 31, 2024 were $990 thousand. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the year ended December 31, 2024 the Investment Advisor earned a gross income incentive fee of $96 thousand and did not earn a capital incentive fee. For the year ended December 31, 2023 the Investment Advisor earned a gross income incentive fee of $241 thousand and did not earn a capital incentive fee. For the year ended December 31, 2022 the Investment Advisor did not earn a capital incentive fees and reversed $86 thousand of accrued income incentive fees. This reversal was necessary due to the Company’s performance in the first quarter of 2022.

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

For the years ended December 31, 2024, 2023 and 2022, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the years ended December 31, 2024, 2023 and 2022, the Investment Advisor waived $442 thousand, $264 thousand and $337 thousand, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the years ended December 31, 2024, 2023 and 2022 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $349 thousand, $322 thousand and $258 thousand of management fees for the years ended December 31, 2024, 2023 and 2022, respectively.

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

On August 9, 2024 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Related Party Transactions

As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets. As of December 31, 2023, affiliates owned approximately 38% of the Company representing approximately $23,340 thousand of the Company’s net assets.

For the years ended December 31, 2024, 2023 and 2022, Moelis Asset, parent of the Investment Advisor, contributed $11 thousand, zero and $55 thousand, respectively, to pay legal, organizational, and offering costs incurred by the Company. Moelis Asset will incur these expenses and they will not be charged back to the Company.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the years ended December 31, 2024 and 2023, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For each of the years ended December 31, 2024, 2023 and 2022, the Company incurred $80 thousand in directors’ fees expense, respectively. The directors’ fees for the years ended December 31, 2024, 2023 and 2022 were paid as of the year end.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

4. INVESTMENTS

Fair Value Measurements

We value our investments for each accounting close at fair value in accordance with ASC Topic 820, which defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the investments to be different than the valuations currently assigned.

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

There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant’s view of the fair value of the debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan to a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique using data specific to the individual investment and market level data. For these loans, the unobservable inputs used in the market yield valuation methodology to measure fair value reflect management’s best estimate of assumptions that would be used by market participants when pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data for the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

The following fair value hierarchy table sets forth our investments by level as of December 31, 2024:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Term Loans	$118,706	$-	$118,126	$580
Delayed Draw Loan	-	-	-	-
Equity	310	-	310	-
Collateralized Loan Obligations	2,556	-	2,556	-
Total Investments	$121,572	$-	$120,992	$580

The following fair value hierarchy table sets forth our investments by level as of December 31, 2023:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Term Loans	$135,640	$-	$134,191	$1,449
Delayed Draw Loan	211	-	211	-
Equity	177	-	153	24
Collateralized Loan Obligations	2,505	-	2,505	-
Total Investments	$138,533	$-	$137,060	$1,473

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Term Loans	580	Discounted Cash Flows	Market Comps	0%	100%	45.2
Total	$580

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to value if input increases	Impact to value if input decreases
Market Comps	Increases	Decreases

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Equity	24	Illiquidity Discount	Illiquidity Discount	0%	100%	30%
Term Loans	1,449	Recent transactions	Transaction price	N/A	N/A	Cost
Total	$1,473

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

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the year ended December 31, 2024 and 2023 there were term loans and equity investments that transferred between level 2 and level 3. The transfer between levels was made due to availability of broker quotes and increased trading volume for the year ended December 31, 2024 and 2023.

Changes in investments categorized as Level 3 for the year ended December 31, 2024 were as follows:

	Year ended December 31, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$1,449	$24	$1,473
Net realized gain (loss)	(853)	-	(853)
Net unrealized gain (loss)	1,047	3	1,050
Transfers (1)	(685)	(27)	(712)
Dispositions	(378)	-	(378)
Ending Balance	$580	$-	$580

Changes in investments categorized as Level 3 for the year ended December 31, 2023 were as follows:

	Year ended December 31, 2023
	Term Loans	Equity	Total Investments
Beginning Balance	$-	$-	$-
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	(15)	(15)
Transfers (1)	(166)	(311)	(477)
Acquisitions (2)	1,615	350	1,965
Ending Balance	$1,449	$24	$1,473

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.
(2)	May include securities delivered in reorganization, restructuring or other corporate actions of investments.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Numerator - net earnings (loss)	$2,835	$9,757	$(6,615)
Denominator - weighted average shares	6,058	5,864	5,242
Net earnings (loss) per share	$0.47	$1.66	$(1.26)

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital that the Company has raised and tendered, and the shares issued to and purchased from investors during the year ended December 31, 2024.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2023	$66,290	6,370,722
January 2, 2024	(524)	(53,915)
February 1, 2024	44	4,480
March 1, 2024	669	69,303
Balance at March 31, 2024	$66,479	6,390,590
April 1, 2024	56	5,908
April 1, 2024	(571)	(59,713)
May 1, 2024	175	18,127
June 3, 2024	325	33,670
Balance at June 30, 2024	$66,464	6,388,582
July 1, 2024	47	4,927
July 1, 2024	(6,059)	(629,851)
August 1, 2024	43	4,420
September 3, 2024	175	18,139
Balance at September 30, 2024	$60,670	5,786,217
October 1, 2024	159	16,680
October 1, 2024	(1,244)	(130,455)
October 10, 2024	492	51,637
November 1, 2024	382	40,165
December 1, 2024	390	41,227
December 2, 2024	100	10,577
Balance at December 31, 2024	$60,949	5,816,048

The table below summarizes the capital the Company has raised and the shares issued to investors during the year ended December 31, 2023.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2022	$59,241	5,643,073
January 3, 2023	344	38,579
February 1, 2023	50	5,300
March 1, 2023	221	23,458
Balance at March 31, 2023	$59,856	5,710,410
April 3, 2023	319	34,712
April 3, 2023	(1,046)	(113,999)
May 1, 2023	297	31,900
June 1, 2023	520	57,211
Balance at June 30, 2023	$59,946	5,720,234
July 3, 2023	105	11,143
July 3, 2023	(149)	(15,844)
August 1, 2023	247	25,555
September 1, 2023	171	17,649
Balance at September 30, 2023	$60,320	5,758,737
October 2, 2023	5,736	587,724
October 2, 2023	(79)	(8,141)
November 1, 2023	100	10,344
December 1, 2023	213	22,058
Balance at December 31, 2023	$66,290	6,370,722

During the year ended December 31, 2024, the Company issued 319,260 shares, with an aggregate purchase price of $3,057 thousand and repurchased 873,934 shares with an aggregate tender price of $8,398 thousand. During the year ended December 31, 2023, the Company issued 865,633 shares, with an aggregate purchase price of $8,323 thousand and repurchased 137,984 shares with an aggregate tender price of $1,274 thousand.

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

 During the year ended December 31, 2024, 92,864 shares were reinvested.

As of December 31, 2024 and 2023, the Company had 5,816,048 and 6,370,722 shares of common stock, $0.001 par value per share, outstanding, respectively.

7. CREDIT FACILITY

BNP Paribas

On October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “BNP Credit Agreement”) with BNP as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly-owned subsidiary, Funding I, which it used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period (earlier of the termination by the borrower or twelve month anniversary of the closing date), it initially bore interest at LIBOR plus 175 basis points. The Company began transferring investments into Funding I in October 2020.

Under the BNP Credit Agreement Funding I was required to pay an administrative agent fee equal to $25 thousand per annum and a structuring fee equal to 0.25% of the Maximum Facility Amount paid on the twelve month anniversary of the closing date. Additionally, an unused fee was payable quarterly in arrears in an amount equal to 0.70% on the actual daily unused amount greater than 20% of the Maximum Facility Amount under the BNP Credit Facility from April 13, 2021 to the end of the revolving period.

On April 29, 2021, Funding I executed an amendment to the BNP Credit Facility. The amendment solidified the LIBOR transition to Secured Overnight Financing Rate (“SOFR”) for the planned discontinuation of LIBOR. The amendment also increased the Individual Lender Maximum Facility Amount from $45,000 thousand to $80,000 thousand.

On October 28, 2021, the Company executed an additional amendment to the BNP Credit Agreement. Material amendments included the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and was paid in three equal installments (December 2021, December 2022 and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants.

On March 22, 2022, the Company amended the BNP Credit Agreement. Material amendments to the BNP Credit Agreement included the interest rate being converted from LIBOR plus 140 basis points to SOFR plus 15 basis points. In addition, the Individual Lender Maximum Facility Amount increased from $80,000 thousand to $95,000 thousand and the language and requirements related to the Agreed Upon Procedures provided by independent accountants were amended to be more appropriate for the underlying collateral.

On August 23, 2022, the Company amended the BNP Credit Agreement. This amendment contained certain conforming changes that were not material.

On July 10, 2023, the Company amended the BNP Credit Agreement. This amendment contained certain conforming changes that were not material.

On October 18, 2024, the Company terminated the existing BNP Credit Facility and the wholly owned subsidiary, Funding I, is in the process of being closed. The collateral assets began moving from Funding I to a newly created wholly owned subsidiary, Steele Creek Capital Funding II LLC (“Funding II”). Funding I will remain open until all assets are moved and accounts are closed.

The BNP Credit Facility was fully repaid on October 18, 2024. The average debt outstanding and weighted average interest rate for the period January 1, 2024 through October 18, 2024 was $85,910 and 6.69%. The average debt outstanding for the years ended December 31, 2023 and 2022, was $82,837 thousand and $82,092 thousand, respectively. For the period January 1, 2024 through October 18, 2024 and the years ended December 31, 2023 and 2022, we incurred interest and debt financing expenses of $4,924 thousand, $5,658 thousand, and $2,794 thousand, respectively on the BNP Credit Facility. As of December 31, 2023, there was $86,316 thousand outstanding and $8,684 thousand available to be drawn under the BNP Credit Facility. As of December 31, 2023, the BNP Credit Facility had a weighted average interest rate of 6.59%. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2024 and 2023, Funding I was in compliance with all covenants of the BNP Credit Facility.

Bank of America

On October 18, 2024 the Company entered into a three-year secured revolving Credit Agreement (the “BoA Credit Agreement”) with BoA as lender and administrative agent (the “BoA Credit Facility”) providing a maximum of $80,000 thousand (“BoA Maximum Facility Amount”) to Funding II. Funding II will be used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets have been granted to BoA to use as collateral for the BoA Credit Facility. The BoA Credit Facility bears interest at Term Secured Overnight Financing Rate (“SOFR”) plus 1.50%.

Funding II was required to pay an upfront fee equal to $400 thousand, calculated as 0.50% of the BoA Maximum Facility Amount. Additionally, an unused fee is payable monthly in arrears commencing in December 2024 in an amount equal to 0.50% until the four-month anniversary of the Closing Date. The unused fee rate after the four-month Closing Date is equal to 1.50%. The unused fee is calculated off the positive daily balance of 80% of the BoA Maximum Facility amount minus the aggregate outstanding amount.

The maturity date of the BoA Credit Facility is October 18, 2027, unless terminated earlier by the Company.

The average debt outstanding and weighted average interest rate for the period October 18, 2024 through December 31, 2024 was $73,278 and 6.22%. For the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $976 thousand on the BoA Credit Facility. As of December 31, 2024, there was $73,278 thousand outstanding and $6,722 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2024, the BoA Credit Facility had a fair value of $73,278 thousand. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

The Company declared the following dividends (in thousands).

Dividend	Declaration Date	Record Date	Payment Date
$425	December 14, 2020	December 16, 2020	January 13, 2021
436	February 16, 2021	February 18, 2021	April 13, 2021
464	May 17, 2021	May 19, 2021	July 13, 2021
653	August 16, 2021	August 18 2021	October 12, 2021
707	November 16,2021	November 17, 2021	January 14, 2022
400	December 29, 2021	December 31, 2021	January 14, 2022
800	February 14, 2022	February 16, 2022	April 12, 2022
815	May 17, 2022	May 19, 2022	July 14, 2022
772	August 16, 2022	August 18, 2022	October 13, 2022
760	November 14, 2022	November 16, 2022	January 17, 2023
597	December 21, 2022	December 23, 2022	January 17, 2023
805	February 13, 2023	February 15, 2023	April 12, 2023
262	March 31, 2023	March 31, 2023	April 12, 2023
792	May 15, 2023	May 17, 2023	July 12, 2023
268	June 29, 2023	June 29, 2023	July 12, 2023
832	August 14, 2023	August 16, 2023	October 10, 2023
284	September 28, 2023	September 29, 2023	October 10, 2023
921	November 13, 2023	November 15, 2023	January 11, 2024
1,160	December 21, 2023	December 22, 2023	January 11, 2024
923	February 12, 2024	February 14, 2024	April 10, 2024
311	March 25, 2024	March 27, 2024	April 10, 2024
921	May 13, 2024	May 15, 2024	July 10, 2024
310	June 26, 2024	June 28, 2024	July 10,2024
842	August 12, 2024	August 14, 2024	October 10, 2024
278	September 27, 2024	September 30, 2024	October 10, 2024
822	November 11, 2024	November 13, 2024	January 28, 2025
275	December 20, 2024	December 23, 2024	January 28,2025
$16,835

The below table reflects the per share distribution including IRC Section 67 expenses deemed paid as of December 31, 2024, 2023 and 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Ordinary income	$0.77	$0.90	$0.70
Section 67 expenses	0.18	0.18	0.19
Total	$0.95	$1.08	$0.89

As of December 31, 2024, 2023 and 2022, the components of Accumulated Earnings (losses) on a tax basis were as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Distributable earnings / accumulated losses on a tax basis
Undistributed ordinary income	$-	$146	$-
Undistributed long-term capital gains	-	-	-
Unrealized appreciation (depreciation)	(3,966)	(3,810)	(9,478)
Other temporary differences	(3,447)	(1,904)	(525)
Total distributable earnings (accumulated losses)	$(7,413)	$(5,568)	$(10,003)

The fund incurred capital losses which can be carried forward to future years  As of December 31, 2024 the fund had cumulative long term capital losses of $3,034 and for the calendar year ended December 31, 2023 the fund had cumulative long term capital losses of $1,488.

Excise Tax

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2024, 2023 and 2022, we did not accrue an expense for U.S. federal excise tax.

Tax Basis of Investments

As of December 31, 2024, the estimated cost basis of investments for U.S. Federal tax purposes was approximately $5 thousand higher than book cost due to wash sales. As of December 31, 2023 the estimated cost basis of investments for U.S. federal tax purposes was approximately $10 thousand higher than book cost due to wash sales. As of December 31, 2022 the estimated cost basis of investments for U.S. federal tax purposes was approximately $13 thousand higher than book cost due to wash sales.

Qualified Interest Related Dividends Percentage

For the years ended December 31, 2024, 2023 and 2022, the Company designated 99.3%, 92.6%, and 83.3%, respectively, of dividends declared and paid from net investment income as interest related dividends under IRC Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

For the years ended December 31, 2024, 2023 and 2022, the Company designated 0.0%, 0.0%, and 17.6%, respectively, of dividends declared and paid from ordinary income as short-term capital gain dividends under IRC Section 871(k)(2)(c).

9. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of December 31, 2024 and 2023, the Company had unfunded commitments of zero.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of December 31, 2024. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

10. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021	For the period from July 1, 2020 (commencement of operations) through December 31, 2020
Per share data:
Net asset value at beginning of period	$9.71	$8.93	$10.90	$10.76	$-
Net investment income (1)	0.75	0.93	0.59	0.19	(0.21)
Net realized gain (1)	(0.25)	(0.24)	0.06	0.69	0.36
Net change in unrealized (depreciation) (1)	(0.03)	0.97	(1.91)	(0.09)	0.44
Net (decrease) increase in net assets resulting from operations (1)	0.47	1.66	(1.26)	0.79	0.59
Stockholder distributions from income (2)	(0.77)	(0.90)	(0.71)	(0.76)	(0.16)
Issuance of common shares	-	-	-	-	10.29
Other (3)	(0.01)	0.02	-	0.11	0.04
Net asset value at end of period	$9.40	$9.71	$8.93	$10.90	$10.76

Net assets at end of period	$54,684	$61,858	$50,375	$46,993	$28,340
Shares outstanding at end of period	5,816,048	6,370,722	5,643,073	4,311,321	2,633,228
Total return (2)	4.85%	19.53%	(11.94)%	8.54%	9.24%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	15.89%	16.36%	11.85%	12.01%	11.66%
Ratio of net expenses including waivers and reversals to average net assets (4)	14.54%	15.28%	10.64%	9.88%	9.73%
Ratio of net investment income to average net assets (4)	7.73%	9.98%	6.21%	1.74%	(2.30)%

Portfolio turnover (5)	197.5%	145.1%	107.3%	612.5%	359.5%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

11. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. The CODM is comprised of the Company’s chief executive officer, chief financial officer, chief compliance officer and the board of directors. The CODM assesses performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income, portfolio composition and total assets as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses and net increase in net assets resulting from operations are listed on the accompanying consolidated statement of operations.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On January 2, 2025, the Company issued and sold 36,429 shares of its common stock to certain investors for an aggregate offering price of $342 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On January 2, 2025, the Company accepted approximately 24,631 shares tendered in the December 2024 tender offer. On January 23, 2025, the Company paid approximately $232 thousand for the tendered shares.

On January 28, 2025, the Company paid its quarterly distribution of approximately $1,097 thousand, of which approximately $390 thousand or approximately 41,227 shares of the regular divided were reinvested into the fund on December 2, 2024. Additionally, approximately $133 thousand or approximately 14,115 shares of the special dividend were reinvested on January 1, 2025.

On February 3, 2025, the Company issued and sold 18,869 shares of its common stock to certain investors for an aggregate offering price of $180 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 3, 2025, the Company issued and sold 44,620 shares of its common stock to certain investors for an aggregate offering price of $416 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

As of March 24, 2025, the Investment Advisor has received requests to tender approximately 53,086 shares of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

We have adopted Insider Trading Policies and Procedures (the “Insider Trading Policy”), which, among other things, govern the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors and officers, and which the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Form of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
4.1*	Description of Securities
10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.2	Form of Waiver Letter Agreement to the Investment Advisory Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.4	Form of Custody Agreement (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.5	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.6	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56189) filed on November 24, 2020).
10.8	Form of Dealer Manager Agreement (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56189) filed on December 23, 2020).
10.9	Credit Agreement with BNP Paribas (Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56189) filed on December 23, 2020).
10.10	Third Amendment To The Credit Agreement with BNP Paribas (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K (File No. 000-56189) filed on March 23, 2022).
10.11	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56189) filed on August 15, 2022).
10.12	Credit Agreement, dated as of October 18, 2024, by and among the Registrant, Steele Creek Capital Funding II LLC, Steele Creek Invest Management LLC, Bank of America, N.A., U.S. Bank Trust Company National Association and U.S. Bank National Association (Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K (File No. 814-01351) filed on October 23, 2024).
14.1*	Code of Ethics (Includes Insider Trading Policy)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Item 16. Form 10-K Summary

The registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: March 25, 2025	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: March 25, 2025	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2025	/s/ Christopher Ryan
	Name:	Christopher Ryan
	Title:	Interested Director, Chairman, and Treasurer

Date: March 25, 2025	/s/ William Hayes
	Name:	William Hayes
	Title:	Independent Director, Audit Committee Chairman

Date: March 25, 2025	/s/ William Gates
	Name:	William Gates
	Title:	Independent Director

Date: March 25, 2025	/s/ Charles Fishkin
	Name:	Charles Fishkin
	Title:	Independent Director