Form 10-Q
period 2025-03-31
Steele Creek Capital Corp
filed 2025-05-09
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 6,018,831 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $120,322 and $125,533, respectively)	$114,297	$121,572
Cash	5,872	2,612
Receivable for investments sold	25,853	18,374
Prepaid expenses and other assets	530	573
Interest receivable	561	648
Total assets	$147,113	$143,779

Liabilities
Credit facility	75,178	73,278
Payable for investments purchased	16,588	14,209
Management fees payable	295	310
Interest payable	145	143
Incentive fees payable	4	-
Accounts payable and accrued expenses	458	448
Distributions payable	703	707
Total liabilities	93,371	89,095

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 450,000,000 shares authorized and 5,949,144 and 5,816,048 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	63,338	62,091
Total distributable (deficit) earnings	(9,602)	(7,413)
Total net assets	$53,742	$54,684

Total liabilities and net assets	$147,113	$143,779

Net asset value per share	$9.03	$9.40

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31, 2025	Three months ended March 31, 2024

Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,563	$3,449
Payment in-kind interest income	72	4
Other income	-	8
Total investment income	2,635	3,461

Expenses:
Management fees	362	455
Interest and debt financing expenses	1,100	1,485
Professional fees	121	99
Incentive fees	4	56
Administration expenses	53	60
Directors’ fees	20	20
Custody fees	13	12
Other general and administrative expenses	197	159
Total expenses	1,870	2,346
Less: management fees waived	(67)	(106)
Less: incentive fees waived	-	-
Net expenses	1,803	2,240
Net investment income	832	1,221

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	155	13
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliated company investments	(2,065)	(929)

Total net realized and unrealized (loss) gain on investments	(1,910)	(916)

Net (decrease) increase in net assets resulting from operations	$(1,078)	$305

Per share data:
Net investment income per share - basic and diluted	$0.14	$0.19
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$(0.18)	$0.05
Weighted average shares outstanding - basic and diluted	5,883	6,344

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Operations
Net investment income	$832	$1,221
Net realized (loss) gain on investments	155	13
Net change in unrealized appreciation (depreciation) on investments	(2,065)	(929)
Net increase (decrease) in net assets resulting from operations	(1,078)	305

Distributions to Stockholders
Distributions of realized income	(1,110)	(1,233)

Capital Share Transactions
Issuance of common shares	938	713
Common shares issued from reinvestment of distributions	540	-
Repurchase of common shares	(232)	(524)
Total Capital Share Transactions	1,246	189

Net Assets
Net increase (decrease) in net assets during the period	(942)	(739)
Net assets at beginning of period	54,684	61,858
Net assets at end of period	53,742	61,119

Capital Share Activity
Issuance of common shares	100	74
Common shares issued from reinvestment of distributions	58	-
Repurchase of common shares	(25)	(54)
Shares issued and outstanding at beginning of period	5,816	6,371
Shares issued and outstanding at end of period	5,949	6,391

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,078)	$305

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments (1)	(42,769)	(92,086)
Proceeds from sales of investments and paydowns (1)	48,273	89,108
Payment in-kind interest income	(72)	(4)
Amortization of premium/accretion of discount, net	(67)	(77)
Net realized loss (gain) on investments	(155)	(13)
Net change in unrealized depreciation (appreciation) on investments	2,065	929
Changes in operating assets and liabilities:
Receivable for investments sold	(7,479)	1,679
Prepaid expenses and other assets	43	45
Interest receivable	87	51
Payable for investments purchased	2,379	6,346
Management fees payable	(15)	5
Interest payable	2	(3)
Incentive fees payable	4	(24)
Accounts payable and accrued expenses	10	38
Net cash provided by (used in) operating activities	1,228	6,299

Cash flows from financing activities:
Proceeds from issuance of common shares	938	713
Repurchase of common shares	(232)	(524)
Proceeds from issuance of debt	4,400	1,820
Repayments on debt	(2,500)	(5,000)
Stockholder distributions paid	(574)	(2,081)
Net cash provided by (used in) financing activities	2,032	(5,072)

Net increase in Cash	3,260	1,227
Cash, beginning of period	2,612	9,325
Cash, end of period	$5,872	$10,552

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$1,098	$1,488
Supplemental non-cash information:
Reinvestment of shareholder distribution	$540	$-

(1)	Of the amount reported for the three months ended March 31, 2025 and 2024, $0 thousand and $710 thousand, respectively, represent non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -212.7% of Shareholder’s Equity (3)
Investments made in the United States
Aerospace & Defense
Amentum Holdings, Inc. (4)	First Lien - Term Loan	9/29/2031	6.57%	S + 2.25%	4.32%	1,085	$1,083	$1,053	2.0%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	11.06%	S + 1.26% + 5.50% PIK	4.30%	536	529	342	0.6%
KBR, Inc. (4)	First Lien - Term Loan	1/17/2031	6.32%	S + 2.00%	4.32%	209	209	209	0.4%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.90%	S + 5.60%	4.30%	858	839	803	1.5%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	6.80%	S + 2.50%	4.30%	995	993	991	1.8%
Vertex Aerospace Services LLC	First Lien - Term Loan	12/6/2030	6.57%	S + 2.25%	4.32%	248	248	244	0.5%
Total Aerospace & Defense							3,901	3,642	6.8%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	6.57%	S + 2.25%	4.32%	94	94	93	0.2%
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	8.44%	S + 4.11%	4.33%	955	952	938	1.7%
Dealer Tire Financial, LLC	First Lien - Term Loan	7/2/2031	7.32%	S + 3.00%	4.32%	478	476	476	0.9%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	9.55%	S + 5.26%	4.29%	755	755	703	1.3%
Holley Inc. (4)	First Lien - Term Loan	11/17/2028	8.19%	S + 3.75%	4.44%	872	848	840	1.6%
Paint Intermediate III, LLC	First Lien - Term Loan	10/9/2031	7.30%	S + 3.00%	4.30%	483	481	483	0.9%
Thor Industries, Inc. (4)	First Lien - Term Loan	11/15/2030	6.57%	S + 2.25%	4.32%	258	257	260	0.5%
Total Automotive							3,863	3,793	7.1%

Banking, Finance, Insurance & Real Estate
Baldwin Insurance Group Holdings, LLC, The (4)	First Lien - Term Loan	5/26/2031	7.32%	S + 3.00%	4.32%	819	817	818	1.5%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	7.32%	S + 3.00%	4.32%	729	729	724	1.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Citadel Securities LP	First Lien - Term Loan	10/31/2031	6.32%	S + 2.00%	4.32%	992	987	992	1.8%
Clipper Acquisitions Corp.	First Lien - Term Loan	3/3/2028	6.19%	S + 1.86%	4.32%	422	419	422	0.8%
Cushman & Wakefield U.S. Borrower, LLC (4)	First Lien - Term Loan	1/31/2030	7.07%	S + 2.75%	4.32%	495	488	494	0.9%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	9.32%	S + 5.00%	4.32%	961	945	961	1.8%
FinCo I LLC	First Lien - Term Loan	6/27/2029	6.57%	S + 2.25%	4.32%	739	736	741	1.5%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	6.57%	S + 2.25%	4.32%	846	844	846	1.6%
GIH Borrower, LLC (4)	First Lien - Term Loan	11/26/2031	6.80%	S + 2.50%	4.30%	541	538	539	1.0%
Greystar Real Estate Partners, LLC (4)	First Lien - Term Loan	8/21/2030	7.05%	S + 2.75%	4.30%	520	514	521	1.0%
Hudson River Trading LLC	First Lien - Term Loan	3/18/2030	7.32%	S + 3.00%	4.32%	873	865	872	1.6%
Jane Street Group, LLC	First Lien - Term Loan	12/15/2031	6.31%	S + 2.00%	4.31%	992	990	982	1.8%
Lakeview Loan Servicing, LLC (4)	First Lien - Term Loan	6/21/2029	7.74%	S + 3.36%	4.38%	985	982	985	1.8%
LendingTree, Inc. (4)	First Lien - Term Loan	9/15/2028	8.44%	S + 4.11%	4.32%	469	469	467	0.9%
OFSBS 2022-11A (4)	Collateralized Loan Obligation	10/18/2035	7.79%	S + 3.50%	4.29%	1,000	1,000	1,004	1.9%
OFSI Fund LTD (4)	Collateralized Loan Obligation	3/31/2038	10.78%	S + 6.50%	4.28%	500	500	500	0.9%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.19%	S + 2.86%	4.32%	953	935	953	1.8%
Resolute Investment Managers, Inc. (4)	First Lien - Term Loan	4/30/2027	11.06%	S + 6.76%	4.30%	448	448	446	0.8%
Resolute Investment Managers, Inc. (4)	Equity	—	—	—	—	6	—	53	0.1%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2027	9.29%	S + 3.50% + 1.50% PIK	4.29%	1,128	1,124	1,095	2.0%
Sound Point CLO Ltd	Collateralized Loan Obligation	7/26/2036	13.11%	S + 8.81%	4.30%	500	469	507	0.9%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	1/2/2030	6.57%	S + 2.25%	4.32%	306	306	306	0.6%
Total Banking, Finance, Insurance & Real Estate							15,105	15,228	28.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Capital Equipment
Chart Industries, Inc. (4)	First Lien - Term Loan	3/15/2030	6.81%	S + 2.50%	4.31%	885	882	887	1.7%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	7.29%	S + 3.00%	4.29%	760	757	761	1.4%
Total Capital Equipment							1,639	1,648	3.1%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	8.06%	S + 3.75%	4.31%	1,182	1,176	1,153	2.1%
H.B. Fuller Company (4)	First Lien - Term Loan	2/15/2030	6.07%	S + 1.75%	4.32%	419	419	419	0.8%
Ineos US Finance LLC (4)	First Lien - Term Loan	2/18/2030	7.57%	S + 3.25%	4.32%	677	674	652	1.2%
Koppers Inc.	First Lien - Term Loan	4/10/2030	6.82%	S + 2.50%	4.32%	146	146	145	0.3%
Tronox Finance LLC	First Lien - Term Loan	4/4/2029	6.55%	S + 2.25%	4.30%	998	997	973	1.8%
Total Chemicals, Plastics, & Rubber							3,412	3,342	6.2%

Construction & Building
84 Lumber Company	First Lien - Term Loan	11/30/2030	6.57%	S + 2.25%	4.32%	346	344	346	0.6%
APi Group DE, Inc. (4)	First Lien - Term Loan	1/3/2029	6.07%	S + 1.75%	4.32%	842	842	840	1.6%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	6.80%	S + 2.50%	4.30%	610	607	610	1.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Core & Main LP	First Lien - Term Loan	2/9/2031	6.27%	S + 2.00%	4.27%	694	691	694	1.3%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	8.32%	S + 4.00%	4.32%	524	520	525	1.0%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	6.79%	S + 2.50%	4.29%	563	558	561	1.0%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	6.57%	S + 2.25%	4.32%	990	988	980	1.8%
SiteOne Landscape Supply Holding, LLC (4)	First Lien - Term Loan	3/23/2030	6.06%	S + 1.75%	4.31%	842	840	843	1.6%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	7.32%	S + 3.00%	4.32%	633	621	629	1.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	7.05%	S + 2.75%	4.30%	988	984	985	1.8%
White Cap Supply Holdings, LLC	First Lien - Term Loan	10/19/2029	7.57%	S + 3.25%	4.32%	650	649	632	1.2%
Total Construction & Building							7,644	7,645	14.2%

Consumer Goods: Durable
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.81%	S + 4.51%	4.30%	705	704	650	1.2%
Total Consumer Goods: Durable							704	650	1.2%

Consumer Goods: Non-Durable
ABG Intermediate Holdings 2 LLC	First Lien - Term Loan	2/13/2032	6.57%	S + 2.25%	4.32%	1,750	1,746	1,733	3.2%
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	8.19%	S + 3.86%	4.32%	816	814	708	1.3%
Total Consumer Goods: Non-Durable							2,560	2,441	4.5%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Containers, Packaging & Glass
Altium Packaging LLC	First Lien - Term Loan	6/11/2031	6.82%	S + 2.50%	4.32%	729	729	712	1.3%
Closure Systems International Group Inc.	First Lien - Term Loan	3/22/2029	7.82%	S + 3.50%	4.32%	744	741	745	1.4%
PLZ Corp.	First Lien - Term Loan	8/3/2026	8.19%	S + 3.86%	4.32%	646	641	612	1.1%
Sabert Corporation	First Lien - Term Loan	12/10/2026	7.44%	S + 3.11%	4.32%	772	771	773	1.5%
Technimark Holdings LLC	First Lien - Term Loan	4/14/2031	7.57%	S + 3.25%	4.32%	720	719	717	1.3%
Total Containers, Packaging & Glass							3,601	3,559	6.6%

Energy: Electricity
Astoria Energy LLC	First Lien - Term Loan	12/10/2027	7.57%	S + 3.25%	4.32%	823	822	825	1.5%
Compass Power Generation, L.L.C.	First Lien - Term Loan	4/14/2029	8.07%	S + 3.75%	4.32%	219	218	219	0.4%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	8.06%	S + 3.75%	4.31%	702	691	702	1.3%
Invenergy Thermal Operating I LLC	First Lien - Term Loan	8/14/2029	8.06%	S + 3.75%	4.31%	71	70	71	0.1%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	6.07%	S + 1.75%	4.32%	834	831	833	1.6%
Total Energy: Electricity							2,632	2,650	4.9%

Energy: Oil & Gas
AL GCX Fund VIII Holdings LLC	First Lien - Term Loan	1/30/2032	6.32%	S + 2.00%	4.32%	189	189	188	0.3%
AL NGPL Holdings, LLC	First Lien - Term Loan	4/17/2028	6.79%	S + 2.50%	4.29%	618	620	619	1.2%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	7.30%	S + 3.00%	4.30%	181	181	181	0.3%
CQP Holdco LP	First Lien - Term Loan	12/31/2030	6.30%	S + 2.00%	4.30%	724	723	723	1.3%
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	6.30%	S + 2.00%	4.30%	193	192	193	0.4%
ITT Holdings LLC	First Lien - Term Loan	10/11/2030	7.07%	S + 2.75%	4.32%	673	662	674	1.3%
Total Energy: Oil & Gas							2,567	2,578	4.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Forest Products & Paper
Mativ Holdings, Inc. (4)	First Lien - Term Loan	4/20/2028	8.19%	S + 3.86%	4.32%	313	312	312	0.6%
Total Forest Products & Paper							312	312	0.6%

Healthcare & Pharmaceuticals
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	8.70%	S + 4.40%	4.30%	243	238	190	0.4%
Aveanna Healthcare LLC (4)	First Lien - Term Loan	7/17/2028	8.16%	S + 3.85%	4.31%	419	419	412	0.8%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	8.44%	S + 4.11%	4.32%	931	929	884	1.6%
DaVita Inc. (4)	First Lien - Term Loan	5/9/2031	6.32%	S + 2.00%	4.32%	439	437	439	0.8%
Ensemble RCM, LLC	First Lien - Term Loan	8/1/2029	7.29%	S + 3.00%	4.29%	1,292	1,286	1,293	2.4%
Global Medical Response, Inc.	First Lien - Term Loan	10/31/2028	9.79%	S + 4.75% + 0.75% PIK	4.29%	496	496	496	0.9%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	9.17%	S + 4.85%	4.32%	919	917	922	1.7%
ImageFirst Holdings, LLC	First Lien - Term Loan	3/12/2032	7.55%	S + 3.25%	4.30%	500	499	499	0.9%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	8.82%	S + 4.51%	4.31%	960	958	428	0.8%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	6.05%	S + 1.75%	4.30%	247	247	247	0.5%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/16/2028	7.32%	S + 3.00%	4.32%	146	145	146	0.3%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	9.30%	S + 5.01%	4.29%	963	954	971	1.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	6.82%	S + 2.50%	4.32%	990	982	987	1.8%
Sonrava Health Holdings, LLC	First Lien - Term Loan	8/18/2028	11.06%	S + 1.26% + 5.50% PIK	4.30%	1,548	1,546	589	1.1%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	8.69%	S + 4.36%	4.32%	1,075	1,073	1,056	2.0%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	9.05%	S + 4.75%	4.30%	970	967	970	1.8%
Vizient, Inc.	First Lien - Term Loan	8/1/2031	6.07%	S + 1.75%	4.32%	230	229	230	0.4%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	6.57%	S + 2.25%	4.32%	158	158	158	0.3%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	11/26/2031	7.57%	S + 3.25%	4.32%	756	753	732	1.4%
Total Healthcare & Pharmaceuticals							13,233	11,649	21.7%

High Tech Industries
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	8.06%	S + 3.76%	4.30%	552	551	552	1.0%
Gen Digital Inc. (4)	First Lien - Term Loan	2/13/2032	6.07%	S + 1.75%	4.32%	1,000	995	992	1.9%
GoTo Group, Inc.	First Lien - Term Loan	4/28/2028	9.19%	S + 4.90%	4.29%	429	314	202	0.4%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	8.55%	S + 4.26%	4.29%	964	963	932	1.7%
Proofpoint, Inc.	First Lien - Term Loan	8/31/2028	7.32%	S + 3.00%	4.32%	124	124	124	0.2%
Quest Software US Holdings Inc.	First Lien - Term Loan	2/1/2029	8.69%	S + 4.40%	4.29%	1,463	1,454	794	1.5%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	8.57%	S + 4.25%	4.32%	740	731	738	1.4%
SS&C Technologies Holdings, Inc. (4)	First Lien - Term Loan	5/9/2031	6.32%	S + 2.00%	4.32%	626	626	626	1.2%
Ultra Clean Holdings, Inc. (4)	First Lien - Term Loan	2/25/2028	7.57%	S + 3.25%	4.32%	177	177	178	0.3%
VeriFone Systems, Inc.	First Lien - Term Loan	8/18/2028	9.94%	S + 5.61%	4.33%	1,215	1,213	1,081	2.0%
Xerox Corporation (4)	First Lien - Term Loan	11/17/2029	8.30%	S + 4.00%	4.30%	396	386	378	0.7%
Total High Tech Industries							7,534	6,597	12.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	7.32%	S + 3.00%	4.32%	498	498	499	0.9%
Herschend Entertainment Company, LLC	First Lien - Term Loan	8/27/2028	7.32%	S + 3.00%	4.32%	194	193	195	0.4%
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	6.07%	S + 1.75%	4.32%	750	749	750	1.4%
Kingpin Intermediate Holdings LLC	First Lien - Term Loan	2/8/2028	7.82%	S + 3.50%	4.32%	296	294	295	0.5%
PCI Gaming Authority	First Lien - Term Loan	7/18/2031	6.32%	S + 2.00%	4.32%	931	930	923	1.7%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	7.94%	S + 3.61%	4.32%	64	64	62	0.1%
Sabre GLBL Inc.	First Lien - Term Loan	12/17/2027	7.94%	S + 3.61%	4.32%	113	113	109	0.2%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	10.42%	S + 6.10%	4.32%	360	360	354	0.7%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	10.42%	S + 6.10%	4.32%	157	157	153	0.3%
Seaworld Parks & Entertainment, Inc. (4)	First Lien - Term Loan	12/4/2031	6.32%	S + 2.00%	4.32%	743	743	738	1.4%
Station Casinos LLC	First Lien - Term Loan	3/14/2031	6.32%	S + 2.00%	4.32%	218	217	217	0.4%
TouchTunes Music Group, LLC	First Lien - Term Loan	4/2/2029	9.05%	S + 4.75%	4.30%	312	310	306	0.6%
Total Hotel, Gaming & Leisure							4,628	4,601	8.6%

Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	7.92%	S + 3.60%	4.32%	499	496	498	0.9%
Total Media: Advertising, Printing & Publishing							496	498	0.9%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	6.31%	S + 2.00%	4.31%	988	983	983	1.8%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.18%	S + 3.86%	4.32%	500	500	418	0.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Sinclair Television Group, Inc.	First Lien - Term Loan	12/31/2030	8.53%	S + 4.20%	4.33%	731	717	612	1.1%
Univision Communications Inc.	First Lien - Term Loan	1/31/2029	7.94%	S + 3.61%	4.32%	744	738	726	1.4%
Total Media: Broadcasting & Subscription							2,938	2,739	5.1%

Retail
Apro, LLC	First Lien - Term Loan	7/9/2031	8.05%	S + 3.75%	4.30%	647	645	645	1.2%
Burlington Coat Factory Warehouse Corporation (4)	First Lien - Term Loan	9/24/2031	6.07%	S + 1.75%	4.32%	721	718	722	1.3%
Flynn Restaurant Group LP	First Lien - Term Loan	1/28/2032	8.07%	S + 3.75%	4.32%	750	747	735	1.4%
Great Outdoors Group, LLC	First Lien - Term Loan	1/23/2032	7.57%	S + 3.25%	4.32%	869	868	868	1.6%
Upbound Group, Inc.	First Lien - Term Loan	2/17/2028	7.04%	S + 2.75%	4.29%	540	540	539	1.0%
Total Retail							3,518	3,509	6.5%

Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	2/1/2031	7.30%	S + 3.00%	4.30%	499	497	498	0.9%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	8.32%	S + 4.00%	4.32%	417	414	419	0.8%
Aramark Intermediate HoldCo Corporation	First Lien - Term Loan	6/22/2030	6.32%	S + 2.00%	4.32%	962	962	963	1.8%
Boost Newco Borrower, LLC	First Lien - Term Loan	1/31/2031	6.30%	S + 2.00%	4.30%	748	744	745	1.4%
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	8.79%	S + 4.50%	4.29%	503	503	477	0.9%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	7.07%	S + 2.75%	4.32%	294	293	290	0.6%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	6.93%	S + 2.75%	4.18%	739	736	741	1.4%
Clearwater Analytics, LLC (4)	First Lien - Term Loan	2/7/2032	6.57%	S + 2.25%	4.32%	500	500	500	0.9%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	10.94%	S + 1.50% + 5.00% PIK	4.44%	1,007	991	867	1.6%
Corpay Technologies Operating Company, LLC	First Lien - Term Loan	4/28/2028	6.07%	S + 1.75%	4.32%	1,746	1,742	1,743	3.2%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	8.32%	S + 4.00%	4.32%	609	605	605	1.1%
First Advantage Holdings, LLC (4)	First Lien - Term Loan	10/31/2031	7.57%	S + 3.25%	4.32%	723	720	720	1.3%
Flame NewCo, LLC	First Lien - Term Loan	6/30/2028	10.42%	S + 2.10% + 4.00% PIK	4.32%	387	387	382	0.7%
GTCR Everest Borrower, LLC	First Lien - Term Loan	9/5/2031	7.05%	S + 2.75%	4.30%	499	496	496	0.9%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	6.32%	S + 2.00%	4.32%	417	414	415	0.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Maximus, Inc. (4)	First Lien - Term Loan	5/30/2031	6.32%	S + 2.00%	4.32%	438	437	438	0.8%
Mermaid Bidco Inc.	First Lien - Term Loan	7/3/2031	7.55%	S + 3.25%	4.30%	498	497	499	0.9%
Nexus Buyer LLC	First Lien - Term Loan	7/31/2031	7.82%	S + 3.50%	4.32%	1,197	1,192	1,191	2.2%
Nielsen Consumer Inc.	First Lien - Term Loan	3/6/2028	7.82%	S + 3.50%	4.32%	481	480	480	0.9%
Phoenix Services International LLC	Equity	—	—	—	—	31	311	123	0.2%
Sitel Group	First Lien - Term Loan	8/28/2028	8.18%	S + 3.86%	4.31%	951	949	573	1.1%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/15/2028	8.07%	S + 3.75%	4.32%	718	717	714	1.3%
Trans Union LLC (4)	First Lien - Term Loan	6/24/2031	6.07%	S + 1.75%	4.32%	840	838	838	1.6%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	7.32%	S + 3.00%	4.32%	851	847	844	1.6%
UST Global Inc	First Lien - Term Loan	11/20/2028	7.32%	S + 3.00%	4.32%	968	966	972	1.8%
Vestis Corporation (4)	First Lien - Term Loan	2/22/2031	6.58%	S + 2.25%	4.33%	507	505	506	1.0%
Total Services: Business							17,743	17,039	31.7%

Services: Consumer
Frontdoor, Inc. (4)	First Lien - Term Loan	12/19/2031	6.57%	S + 2.25%	4.32%	283	283	284	0.5%
Prime Security Services Borrower, LLC	First Lien - Term Loan	3/7/2032	6.06%	S + 1.75%	4.31%	1,000	995	990	1.9%
Southern Veterinary Partners, LLC	First Lien - Term Loan	12/4/2031	7.57%	S + 3.25%	4.32%	379	377	378	0.7%
WW International, Inc. (4)	First Lien - Term Loan	4/13/2028	8.05%	S + 3.76%	4.29%	695	694	180	0.3%
Total Services: Consumer							2,349	1,832	3.4%

Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	7/31/2025	12.06% PIK	S + 7.76%	4.30%	339	339	332	0.6%
Cablevision Lightpath LLC	First Lien - Term Loan	11/30/2027	7.32%	S + 3.00%	4.32%	439	438	439	0.8%
Ciena Corporation (4)	First Lien - Term Loan	10/24/2030	6.07%	S + 1.75%	4.32%	983	981	983	1.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Genesys Cloud Services Holdings I, LLC	First Lien - Term Loan	1/30/2032	6.82%	S + 2.50%	4.32%	379	378	375	0.7%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	7.80%	S + 3.50%	4.30%	655	651	647	1.2%
Iridium Communications Inc. (4)	First Lien - Term Loan	9/20/2030	6.57%	S + 2.25%	4.32%	123	123	122	0.2%
Mavenir Systems, Inc. (5)	First Lien - Term Loan	8/18/2028	9.32%	S + 5.01%	4.31%	1,284	1,277	39	0.1%
PVKG Intermediate Holdings Inc.	First Lien - Term Loan	6/4/2030	10.07%	S + 5.75%	4.32%	260	260	171	0.3%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	97	0.2%
SBA Senior Finance II LLC	First Lien - Term Loan	1/25/2031	6.08%	S + 1.75%	4.33%	613	612	613	1.1%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.30%	S + 7.00%	4.30%	975	956	960	1.8%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	7.44%	S + 3.11%	4.32%	1,000	999	933	1.7%
Total Telecommunications							7,304	5,711	10.5%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	8.32%	S + 4.00%	4.32%	965	963	961	1.8%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	7.57%	S + 3.25%	4.32%	815	812	813	1.5%
Total Transportation: Cargo							1,775	1,774	3.3%

Transportation: Consumer
United AirLines, Inc. (4)	First Lien - Term Loan	2/22/2031	6.30%	S + 2.00%	4.30%	307	305	306	0.6%
Total Transportation: Consumer							305	306	0.6%

Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	6.32%	S + 2.00%	4.32%	900	896	899	1.7%
Calpine Corporation	First Lien - Term Loan	1/31/2031	6.07%	S + 1.75%	4.32%	643	640	641	1.2%
Total Utilities: Electric							1,536	1,540	2.9%

Utilities: Oil & Gas
Cogentrix Finance Holdco I, LLC	First Lien - Term Loan	2/26/2032	7.07%	S + 2.75%	4.32%	250	249	249	0.5%
Total Utilities: Oil & Gas							249	249	0.5%

Total Investments made in the United States							111,548	105,532	196.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (4)	First Lien - Term Loan	9/20/2030	6.07%	S + 1.75%	4.32%	990	986	982	1.8%
Total Beverage, Food & Tobacco							986	982	1.8%

Transportation: Consumer
Air Canada (4)	First Lien - Term Loan	3/21/2031	6.32%	S + 2.00%	4.32%	743	741	735	1.4%
Total Transportation: Consumer							741	735	1.4%

Total Investments made in Canada							1,727	1,717	3.2%

Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing Designated Activity Company (4)	First Lien - Term Loan	11/5/2028	6.05%	S + 1.75%	4.30%	250	249	251	0.5%
Total Aerospace & Defense							249	251	0.5%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Hotel, Gaming & Leisure
Flutter Entertainment plc (4)	First Lien - Term Loan	11/30/2030	6.05%	S + 1.75%	4.30%	947	945	945	1.8%
Total Hotel, Gaming & Leisure							945	945	1.8%

Services: Consumer
Cimpress plc (4)	First Lien - Term Loan	5/17/2028	6.82%	S + 2.50%	4.32%	963	958	942	1.8%
Total Services: Consumer							958	942	1.8%

Transportation: Consumer
Delos Aircraft Designated Activity Company (4)	First Lien - Term Loan	10/31/2027	6.05%	S + 1.75%	4.30%	500	500	501	0.9%
Total Transportation: Consumer							500	501	0.9%

Total Investments made in Ireland							2,652	2,639	5.0%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (4)	First Lien - Term Loan	7/7/2028	8.77%	S + 4.46%	4.31%	13	13	13	0.0%
Total Containers, Packaging & Glass							13	13	0.0%

Telecommunications
Venga Finance S.a r.l. (4)	First Lien - Term Loan	6/28/2029	8.32%	S + 4.01%	4.31%	975	956	977	1.8%
Total Telecommunications							956	977	1.8%

Total Investments made in Luxembourg							969	990	1.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (4)	First Lien - Term Loan	4/3/2028	7.55%	S + 3.25%	4.30%	838	830	837	1.6%
Total Chemicals, Plastics, & Rubber							830	837	1.6%

Metals & Mining
AMG Advanced Metallurgical Group N.V. (4)	First Lien - Term Loan	11/30/2028	7.94%	S + 3.61%	4.32%	895	888	886	1.6%
Total Metals & Mining							888	886	1.6%

Telecommunications
Sunrise Financing Partnership (4)	First Lien - Term Loan	2/15/2032	6.79%	S + 2.50%	4.29%	638	636	632	1.2%
Total Telecommunications							636	632	1.2%

Total Investments made in the Netherlands							2,354	2,355	4.4%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	7.07%	S + 2.75%	4.32%	475	469	478	0.9%
Total Services: Business							469	478	0.9%

Total Investments made in Puerto Rico							469	478	0.9%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

March 31, 2025

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	8.67%	S + 4.35%	4.32%	495	487	476	0.9%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	8.17%	S + 3.85%	4.32%	117	116	110	0.2%
Total Chemicals, Plastics, & Rubber							603	586	1.1%

Total Investments made in the United Kingdom							603	586	1.1%

Total Non-controlled/Non-Affiliated Investments							$120,322	$114,297	212.7%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2025. As of March 31, 2025, rates for 1M S, 3M S, 6M S, and 12M S are 4.32%, 4.29%, 4.19%, and 4.01% respectively.

(3)	Percentages are based on net assets of $53,742 as of March 31, 2025.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 20.8% of total assets.

(5)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (see Note 4)

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share and per share data)

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

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	2/19/2028	6.72%	S + 2.36%	4.36%	392	389	394	0.7%
Baldwin Insurance Group Holdings, LLC, The (4)	First Lien - Term Loan	5/26/2031	7.61%	S + 3.25%	4.36%	821	819	828	1.5%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	7.36%	S + 3.00%	4.36%	731	731	735	1.3%
Citadel Securities LP	First Lien - Term Loan	10/31/2031	6.33%	S + 2.00%	4.33%	994	989	998	1.8%
Clipper Acquisitions Corp.	First Lien - Term Loan	3/3/2028	6.39%	S + 1.86%	4.53%	909	901	908	1.7%
Cushman & Wakefield U.S. Borrower, LLC (4)	First Lien - Term Loan	1/31/2030	7.36%	S + 3.00%	4.36%	495	487	497	0.9%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	9.36%	S + 5.00%	4.36%	961	943	966	1.8%
FinCo I LLC	First Lien - Term Loan	6/27/2029	6.61%	S + 2.25%	4.36%	741	738	744	1.4%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	6.61%	S + 2.25%	4.36%	848	846	854	1.6%
Greystar Real Estate Partners, LLC (4)	First Lien - Term Loan	8/21/2030	7.09%	S + 2.75%	4.34%	521	515	526	1.0%
Guggenheim Partners Investment Management Holdings, LLC	First Lien - Term Loan	11/26/2031	6.83%	S + 2.50%	4.33%	542	540	544	1.0%
Hudson River Trading LLC	First Lien - Term Loan	3/18/2030	7.48%	S + 3.00%	4.48%	875	866	879	1.6%
Jane Street Group, LLC	First Lien - Term Loan	12/15/2031	6.40%	S + 2.00%	4.40%	1,995	1,990	1,991	3.6%
Lakeview Loan Servicing, LLC (4)	First Lien - Term Loan	6/21/2029	7.74%	S + 3.36%	4.38%	988	984	988	1.8%
LendingTree, Inc. (4)	First Lien - Term Loan	9/15/2028	8.47%	S + 4.11%	4.36%	470	470	470	0.9%
OFSBS 2022-11A (4)	Collateralized Loan Obligation	10/18/2035	8.13%	S + 3.50%	4.63%	1,000	1,000	1,019	1.9%
OFSI BSL CLO XII, Ltd.	Collateralized Loan Obligation	1/20/2035	13.47%	S + 8.85%	4.62%	1,000	983	1,018	1.9%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.22%	S + 2.86%	4.36%	967	948	975	1.8%
Resolute Investment Managers, Inc.	First Lien - Term Loan	4/30/2027	11.09%	S + 6.76%	4.33%	449	449	442	0.8%
Resolute Investment Managers, Inc.	Equity	—	—	—	—	6	—	50	0.1%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2027	9.59%	S + 3.50% + 1.50% PIK	4.59%	1,126	1,122	1,081	2.0%
Sound Point CLO Ltd	Collateralized Loan Obligation	7/26/2036	13.43%	S + 8.81%	4.62%	500	469	519	0.9%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	12/12/2029	6.59%	S + 2.25%	4.34%	307	306	307	0.6%
Total Banking, Finance, Insurance & Real Estate							17,485	17,733	32.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share and per share data)

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

(in thousands, except share and per share data)

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

(in thousands, except share and per share data)

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Forest Products & Paper
Mativ Holdings, Inc. (4)	First Lien - Term Loan	4/20/2028	8.22%	S + 3.86%	4.36%	313	311	312	0.6%
Total Forest Products & Paper							311	312	0.6%

Healthcare & Pharmaceuticals
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	8.73%	S + 4.40%	4.33%	244	238	189	0.3%
Aveanna Healthcare LLC (4)	First Lien - Term Loan	7/17/2028	8.36%	S + 3.85%	4.51%	420	420	417	0.8%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	8.47%	S + 4.11%	4.36%	933	932	913	1.7%
DaVita Inc. (4)	First Lien - Term Loan	5/9/2031	6.36%	S + 2.00%	4.36%	440	438	441	0.8%
Ensemble RCM, LLC	First Lien - Term Loan	8/1/2029	7.59%	S + 3.00%	4.59%	1,296	1,289	1,307	2.4%
Global Medical Response, Inc.	First Lien - Term Loan	10/31/2028	9.86%	S + 4.75% + 0.75% PIK	4.36%	497	497	499	0.9%
Golden State Buyer, Inc.	First Lien - Term Loan	6/21/2026	9.21%	S + 4.85%	4.36%	922	919	929	1.7%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	9.03%	S + 4.51%	4.51%	963	960	572	1.0%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	6.33%	S + 2.00%	4.33%	248	248	249	0.5%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/16/2028	7.36%	S + 3.00%	4.36%	146	145	147	0.3%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	9.60%	S + 5.01%	4.59%	965	955	974	1.8%
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	6.86%	S + 2.50%	4.36%	993	984	997	1.8%
Sonrava Health Holdings, LLC	First Lien - Term Loan	8/18/2028	11.50%	S + 1.43% + 5.50% PIK	4.57%	1,527	1,524	655	1.2%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	8.92%	S + 4.36%	4.55%	1,077	1,075	1,074	2.0%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	9.08%	S + 4.75%	4.33%	973	968	980	1.8%
Vizient, Inc.	First Lien - Term Loan	8/1/2031	6.36%	S + 2.00%	4.36%	236	235	238	0.4%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	6.59%	S + 2.25%	4.34%	159	159	160	0.3%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	11/26/2031	7.61%	S + 3.25%	4.36%	758	754	762	1.4%
Total Healthcare & Pharmaceuticals							12,740	11,503	21.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share and per share data)

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

(in thousands, except share and per share data)

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

(in thousands, except share and per share data)

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	2/1/2031	7.83%	S + 3.50%	4.33%	965	963	973	1.8%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	8.34%	S + 4.00%	4.34%	418	414	422	0.8%
Boost Newco Borrower, LLC	First Lien - Term Loan	1/31/2031	6.83%	S + 2.50%	4.33%	748	744	754	1.4%
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	9.07%	S + 4.50%	4.57%	504	504	492	0.9%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	7.11%	S + 2.75%	4.36%	294	293	294	0.5%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	7.31%	S + 2.75%	4.56%	741	738	748	1.4%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	10.49%	S + 0.75% + 5.00% PIK	4.74%	995	978	774	1.4%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	9.11%	S + 4.75%	4.36%	1,105	1,090	1,116	2.0%
First Advantage Holdings, LLC (4)	First Lien - Term Loan	10/31/2031	7.61%	S + 3.25%	4.36%	725	721	734	1.3%
Flame NewCo, LLC	First Lien - Term Loan	6/30/2028	10.46%	S + 2.10% + 4.00% PIK	4.36%	385	385	376	0.7%
GTCR Everest Borrower, LLC	First Lien - Term Loan	9/5/2031	7.08%	S + 2.75%	4.33%	500	498	503	0.9%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	6.36%	S + 2.00%	4.36%	418	415	418	0.8%
Maximus, Inc. (4)	First Lien - Term Loan	5/30/2031	6.36%	S + 2.00%	4.36%	439	438	441	0.8%
Mermaid Bidco Inc. (Datasite)	First Lien - Term Loan	7/3/2031	7.80%	S + 3.25%	4.55%	499	498	502	0.9%
Nexus Buyer LLC	First Lien - Term Loan	7/31/2031	8.36%	S + 4.00%	4.36%	1,197	1,191	1,203	2.2%
Nielsen Consumer Inc.	First Lien - Term Loan	3/6/2028	8.22%	S + 3.86%	4.36%	481	480	482	0.9%
Phoenix Services International LLC	Equity	—	—	—	—	31	311	123	0.2%
Pitney Bowes Inc. (4)	First Lien - Term Loan	3/17/2028	8.47%	S + 4.11%	4.36%	963	957	970	1.8%
Sitel Group	First Lien - Term Loan	8/28/2028	8.22%	S + 3.86%	4.36%	954	952	646	1.1%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/15/2028	8.12%	S + 3.75%	4.37%	1,470	1,466	1,477	2.7%
Trans Union LLC (4)	First Lien - Term Loan	6/24/2031	6.11%	S + 1.75%	4.36%	842	840	842	1.5%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	7.97%	S + 3.61%	4.36%	853	849	862	1.6%
UST Global Inc	First Lien - Term Loan	11/20/2028	7.45%	S + 3.00%	4.45%	970	968	975	1.8%
Vestis Corporation (4)	First Lien - Term Loan	2/22/2031	6.76%	S + 2.25%	4.51%	507	505	509	0.9%
Total Services: Business							17,198	16,636	30.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share and per share data)

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	7/31/2025	12.09% PIK	S + 7.76%	4.33%	330	330	326	0.6%
Cablevision Lightpath LLC	First Lien - Term Loan	11/30/2027	7.76%	S + 3.36%	4.40%	440	439	441	0.8%
Ciena Corporation (4)	First Lien - Term Loan	10/24/2030	6.37%	S + 2.00%	4.37%	985	983	990	1.8%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	7.83%	S + 3.50%	4.33%	657	652	659	1.2%
Iridium Communications Inc. (4)	First Lien - Term Loan	9/20/2030	6.61%	S + 2.25%	4.36%	124	124	123	0.2%
Mavenir Systems, Inc. (5)	First Lien - Term Loan	8/18/2028	9.53%	S + 5.01%	4.51%	1,284	1,277	580	1.1%
PVKG Intermediate Holdings Inc.	First Lien - Term Loan	6/4/2030	10.21%	S + 5.75%	4.46%	260	260	251	0.5%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	137	0.3%
SBA Senior Finance II LLC	First Lien - Term Loan	1/25/2031	6.11%	S + 1.75%	4.36%	615	614	615	1.1%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.33%	S + 7.00%	4.33%	978	956	982	1.8%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	7.47%	S + 3.11%	4.36%	1,000	998	939	1.7%
Total Telecommunications							6,923	6,043	11.1%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	8.36%	S + 4.00%	4.36%	968	965	972	1.8%
Echo Global Logistics, Inc.	First Lien - Term Loan	11/23/2028	8.21%	S + 3.85%	4.36%	973	972	960	1.8%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	7.61%	S + 3.25%	4.36%	817	814	823	1.5%
Total Transportation: Cargo							2,751	2,755	5.1%

Transportation: Consumer
United AirLines, Inc. (4)	First Lien - Term Loan	2/22/2031	6.63%	S + 2.00%	4.63%	307	306	309	0.6%
Total Transportation: Consumer							306	309	0.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except share and per share data)

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

(in thousands, except share and per share data)

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

(in thousands, except share and per share data)

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

(in thousands, except share and per share data)

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

In September 2020, we formed a wholly-owned special purpose financing vehicle, Steele Creek Funding Capital I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. On October 18, 2024, the Company began the process of winding down Funding I. As of March 31, 2025 Funding I does not hold any loans but remains open until all loan assignments are complete and accounts are closed.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated. Financial statements are prepared in accordance with GAAP for financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the period presented, have been included. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”).

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, original issuance discounts (“OID”) and purchased discounts and premiums are accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three months ended March 31, 2025 and 2024, there were no loans and two loans on non-accrual status, respectively.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of March 31, 2025, and December 31, 2024, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of March 31, 2025 and December 31, 2024, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Income Taxes – For the three months ended March 31, 2025 and 2024, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

Gross management fees for the three months ended March 31, 2025 were $362 thousand. Net management fees for the three months ended March 31, 2025 were $295 thousand. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

Gross management fees for the three months ended March 31, 2024 were $455 thousand. Net management fees for the three months ended March 31, 2024 were $349 thousand. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three months ended March 31, 2025, the Investment Advisor earned a gross income incentive fee of $4 thousand and did not earn a capital incentive fee. For the three months ended March 31, 2024, the Investment Advisor earned a gross income incentive fee of $56 thousand and did not earn a capital incentive fee.

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

For the three months ended March 31, 2025 and 2024, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three months ended March 31, 2025 and 2024 the Investment Advisor waived $67 thousand and $106 thousand of management fees, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended March 31, 2025 and 2024, produced sufficient realized income to meet the 6% distribution payment to investors and charge a full management fee on investments.

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

Related Party Transactions

As of March 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,846 thousand of the Company’s net assets. As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2025 and 2024 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three months ended March 31, 2025 and 2024, the Company incurred $20 thousand and $20 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of March 31, 2025:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Term Loans	$112,013	$-	$111,974	$39
Equity	273	-	273	-
Collateralized Loan Obligations	2,011	-	2,011	-
Total Investments	$114,297	$-	$114,258	$39

The following fair value hierarchy table sets forth our investments by level as of December 31, 2024:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Term Loans	$118,706	$-	$118,126	$580
Equity	310	-	310	-
Collateralized Loan Obligations	2,556	-	2,556	-
Total Investments	$121,572	$-	$120,992	$580

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2025, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Term Loans	39	Recent Transactions	Transaction Price	0%	100%	3
Total	$39

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input or a relative weighting may result in a change to the value of an investment as follows:

Input	Impact to value if input increases	Impact to value if input decreases
Transaction Price	Increases	Decreases

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Term Loans	580	Discounted Cash Flows	Market Comps	0%	100%	45.2
Total	$580

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

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three months ended March 31, 2025 there were no investments that transferred between level 2 and level 3 at quarter end. For the three months ended March 31, 2024 there were two term loans investments that transferred between level 2 and level 3 at quarter end. The transfer between levels was made due to availability of broker quotes and increased trading volume for the three months ended March 31, 2024.

Changes in investments categorized as Level 3 for the three months ended March 31, 2025 were as follows:

	Three months ended March 31, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$580	$-	$580
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	(541)	-	(541)
Transfers (1)	-	-	-
Acquisitions	-	-	-
Dispositions	-	-	-
Ending Balance	$39	$-	$39

Changes in investments categorized as Level 3 for the three months ended March 31, 2024 were as follows:

	Three months ended March 31, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$1,449	$24	$1,473
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	(24)	(24)
Transfers (1)	(1,265)	-	(1,265)
Acquisitions	-	-	-
Dispositions	-	-	-
Ending Balance	$184	$-	$184

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Numerator - net earnings (loss)	$(1,078)	$305
Denominator - weighted average shares	5,883	6,344
Net earnings (loss) per share	$(0.18)	$0.05

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the three months ended March 31, 2025.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2024	$60,949	5,816,048
January 1, 2025	133	14,115
January 2, 2025	343	36,429
January 2, 2025	(232)	(24,630)
February 3, 2025	180	18,869
March 1, 2025	407	43,693
March 3, 2025	416	44,620
Balance at March 31, 2025	$62,196	5,949,144

The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the three months ended March 31, 2024.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2023	$66,290	6,370,722
January 2, 2024	(524)	(53,915)
February 1, 2024	44	4,480
March 1, 2024	669	69,303
Balance at March 31, 2024	$66,479	6,390,590

During the three months ended March 31, 2025, the Company issued 157,726 shares with an aggregate price of $1,479 thousand and repurchased 24,630 shares with an aggregate tender price of $232 thousand. During the three months ended March 31, 2024, the Company issued 73,783 shares with an aggregate value of $713 thousand and repurchased 53,915 shares with an aggregate tender price of $524 thousand.

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

During the three months ended March 31, 2025, 57,808 shares were reinvested.

As of March 31, 2025, and December 31, 2024 the Company had 5,949,144 and 5,816,048 shares of common stock, $0.001 par value per share, outstanding, respectively.

7. CREDIT FACILITY

BNP Paribas

On October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “BNP Credit Agreement”) with BNP as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly-owned subsidiary, Funding I, which it used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period (earlier of the termination by the borrower or twelve-month anniversary of the closing date), it initially bore interest at LIBOR plus 175 basis points. The Company began transferring investments into Funding I, in October 2020.

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

On October 28, 2021, the Company executed an additional amendment to the BNP Credit Agreement. Material amendments included the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and was paid in three equal installments (December 2021, December 2022, and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants.

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

The BNP Credit Facility was fully repaid on October 18, 2024.

The average debt outstanding and weighted average interest rate for the period October 1, 2024 through October 18, 2024 was $82,686 and 6.15%. For the period October 1, 2024 through October 18, 2024, we incurred interest and debt financing expenses of $388 thousand on the BNP Credit Facility. As of December 31, 2024, there was $0 outstanding or available to be drawn under the BNP Credit Facility. As of December 31, 2024, the BNP Credit Facility did not have a fair value. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of March 31, 2024, Funding I was in compliance with all covenants of the BNP Credit Facility.

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

The average debt outstanding and weighted average interest rate as of March 31, 2025 and for the period October 18, 2024 through December 31, 2024 was $73,359 and 5.82% and $73,278 and 6.22%. As of March 31, 2025 and for the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $1,100 thousand and $976 thousand, respectively on the BoA Credit Facility. As of March 31, 2025 and December 31, 2024, there was $75,178 thousand and $73,278 thousand outstanding and $4,822 thousand and $6,722 thousand available to be drawn under the BoA Credit Facility. As of March 31, 2025 and December 31, 2024, the BoA Credit Facility had a fair value of $75,178 thousand and $73,278 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of both March 31, 2025 and December 31, 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of March 31, 2025 and December 31, 2024, the Company had no unfunded commitments.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of March 31, 2025. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Three months ended March 31, 2025	Three months ended March 31, 2024	Three months ended March 31, 2023	Three months ended March 31, 2022	Three months ended March 31, 2021
Per share data:
Net asset value at beginning of period	$9.40	$9.71	$8.93	$10.90	$10.76
Net investment income (1)	0.14	0.19	0.21	0.14	0.02
Net realized gain /(loss) (1)	0.03	0.00	(0.07)	0.02	0.28
Net change in unrealized (depreciation) (1)	(0.35)	(0.15)	0.29	(0.26)	-
Net (decrease) increase in net assets resulting from operations (1)	(0.18)	0.04	0.43	(0.10)	0.30
Stockholder distributions from income (2)	(0.19)	(0.19)	(0.19)	(0.17)	(0.16)
Issuance of common shares	-	-	-	-	0.01
Other (3)	-	-	0.01	0.01	0.02
Net asset value at end of period	$9.03	$9.56	$9.18	$10.64	$10.93

Net assets at end of period	$53,742	$61,119	$52,394	$52,835	$29,571
Shares outstanding at end of period	5,949,144	6,390,590	5,710,410	4,964,238	2,706,393
Total return (2)	(1.99)%	0.47%	4.96%	(0.88)%	3.06%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	13.98%	15.07%	15.76%	8.71%	12.00%
Ratio of net expenses including waivers and reversals to average net assets (4)	13.85%	14.90%	15.64%	8.29%	11.37%
Ratio of net investment income to average net assets (4)	5.86%	7.74%	9.75%	3.67%	1.27%

Portfolio turnover (5)	36.3%	63.8%	39.0%	42.6%	183.9%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

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

On April 1, 2025, the Company issued and sold 26,014 shares of its common stock to certain investors for an aggregate offering price of $235 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On April 1, 2025, the Company accepted approximately 65,854 shares tendered in the March 2025 tender offer. On April 24, 2025, the Company paid approximately $595 thousand for the tendered shares.

On April 15, 2025, the Company paid its quarterly distribution of approximately $1,110 thousand, of which approximately $407 thousand or approximately 43,693 shares of the regular divided were reinvested into the fund on March 1, 2025. Additionally, approximately $134 thousand or approximately 14,845 shares of the special dividend were reinvested on April 1, 2025.

On May 1, 2025, the Company issued and sold 94,681 shares of its common stock to certain investors for an aggregate offering price of $842 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Overview

We are a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC, Moelis Asset and two affiliates. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation (the “Conversion”), named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. On August 28, 2024, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding II, LLC (“Funding II”), a Delaware limited liability company. Funding II was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to Bank of America (“BoA”) and to be used as collateral for the credit facility. On October 18, 2024, the Company began the process of winding down Funding I. As of March 31, 2025, Funding I does not hold any loans but remains open until all loan assignments are complete and accounts are closed.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of March 31, 2025, approximately 1,036,549 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Expenses

Our primary operating expenses include the payment of fees to our Investment Advisor under the Investment Advisory Agreement, our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our initial organization costs incurred prior to the commencement of our operations;

●	operating costs incurred prior to the commencement of our operations;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities, including in connection with the Private Offering;

●	distribution and shareholder servicing fees payable to our dealer manager and financial intermediaries;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	interest expense and other costs associated with our indebtedness;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of including overhead expenses.

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

Current Market Conditions

Loan issuance remained very active heading into the new year with robust issuance volumes coming from M&A and LBO activity along with a continued deluge of reprice/refinancings transactions.  The market optimism quickly evaporated in March as deal volumes slowed considerably due to the uncertainty surrounding tariffs, while the volatility drove elevated trading volumes to levels not seen since the onset of the Pandemic.  Q1 marked the first quarter since Q1 ’22 where loan supply outstripped demand. New issue loan volumes rose 16% QoQ despite the slowdown in March, while CLO issuance slowed 22% to an albeit still very active $35.5BN, retail inflows were down 60% with large outflows racked up in March and repayments were cut in half for the quarter.  The S&P UBS Leveraged Loan Index average bid price fell in Q1 to 95.84 from 96.37 in Q4 and the index remained positive returning 0.614% for the quarter.

Portfolio and Investment Activity

As of March 31, 2025, our portfolio had a fair market value of approximately $114,297 thousand, a cost basis of approximately $120,322 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 187 investments in 27 industries and in 6 domiciled countries. The following table depicts a summary of the portfolio as of March 31, 2025 (in thousands):

Investments
Cost	$120,322
Cumulative Net Unrealized Depreciation	(6,025)
Fair Value	$114,297
Yield at Cost	7.63%

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

As of March 31, 2024, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 37.9% of our loan portfolio (at fair value) and 40.2% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of quarter end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 36.3% and 63.8% for the three months ended March 31, 2025 and 2024, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of March 31, 2025 and 2024 on the investment was 8.03% and 9.45%, respectively. The following tables depict the portfolio activity (in thousands).

	Three months ended March 31, 2025	Three months ended March 31, 2024
Fair Value, Beginning	$121,572	$138,533
Purchases	42,769	92,086
Sales and Repayments	(48,273)	(89,108)
Payment in-kind interest income	72	4
Non-cash income accrual	67	77
Net realized gains (losses)	155	13
Net unrealized appreciation (depreciation)	(2,065)	(929)
Fair Value, Ending	$114,297	$140,676

	Three months ended March 31, 2025	Three months ended March 31, 2024
Investments, Beginning	190	205
Purchases (new)	52	79
Complete exit	(55)	(75)
Investments, Ending	187	209

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $611 thousand at fair value, or 0.5% of the total portfolio, as of the three months ended March 31, 2025. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of March 31, 2025:

Industry	As of March 31, 2025
Services: Business	15.3%
Banking, Finance, Insurance & Real Estate	13.3%
Healthcare & Pharmaceuticals	10.2%
Construction & Building	6.7%
Telecommunications	6.4%
High Tech Industries	5.8%
Hotel, Gaming & Leisure	4.8%
Chemicals, Plastics & Rubber	4.2%
Aerospace & Defense	3.4%
Automotive	3.3%
Containers, Packaging & Glass	3.1%
Retail	3.1%
Services: Consumer	2.4%
Media: Broadcasting & Subscription	2.4%
Energy: Electricity	2.3%
Energy: Oil & Gas	2.2%
Consumer goods: Non-durable	2.1%
Transportation: Cargo	1.6%
Capital Equipment	1.4%
Transportation: Consumer	1.4%
Utilities: Electric	1.4%
Beverages, Food & Tobacco	0.9%
Metals & Mining	0.8%
Consumer Goods: Durable	0.6%
Media: Advertising, Printing & Publishing	0.4%
Forest Products & Paper	0.3%
Utilities: Oil & Gas	0.2%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $640 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2024. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2024:

As of December 31, 2024
Banking, Finance, Insurance & Real Estate	14.6%
Services: Business	14.1%
Healthcare & Pharmaceuticals	9.5%
Construction & Building	7.1%
Telecommunications	5.8%
High Tech Industries	5.6%
Hotel, Gaming & Leisure	5.4%
Chemicals, Plastics, & Rubber	4.9%
Aerospace & Defense	4.0%
Containers, Packaging & Glass	3.0%
Retail	2.8%
Automotive	2.5%
Transportation: Cargo	2.3%
Energy: Electricity	2.3%
Media: Broadcasting & Subscription	2.2%
Energy: Oil & Gas	2.0%
Services: Consumer	2.0%
Capital Equipment	1.8%
Media: Advertising, Printing & Publishing	1.6%
Beverage, Food & Tobacco	1.4%
Transportation: Consumer	1.3%
Utilities: Electric	1.3%
Consumer goods: Durable	1.0%
Metals & Mining	0.7%
Consumer goods: Non-durable	0.6%
Forest Products & Paper	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31, 2025	Three months ended March 31, 2024
Investment income:
Interest income	$2,563	$3,449
Payment in-kind interest income	72	4
Other income	-	8
Total investment income	2,635	3,461

Expenses:
Management fees	362	455
Interest and debt financing expenses	1,100	1,485
Professional fees	121	99
Incentive fees	4	56
Administration expenses	53	60
Directors’ fees	20	20
Custody fees	13	12
Other general and administrative expenses	197	159
Total expenses	1,870	2,346
Less: management fees waived	(67)	(106)
Net expenses	1,803	2,240
Net investment income	832	1,221
Net realized (loss) gain on investments	155	13
Net unrealized appreciation (depreciation) on investments	(2,065)	(929)
Net realized and unrealized gain (loss) on investments	(1,910)	(916)
Net increase (decrease) in net assets	$(1,078)	$305

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three months ended March 31, 2025 and 2024 was approximately $2,635 thousand and $3,461 thousand, respectively.

Total Expenses

Total expenses for the three months ended March 31, 2025 and 2024 of approximately $1,870 thousand and $2,346 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three months ended March 31, 2025, the Investment Advisor waived $67 thousand of management fees and did not waive any income incentive fees. The actions taken by Moelis Asset the Investment Advisor effectively reduced total expenses incurred by the Company for the three months ended March 31, 2025 of approximately $1,870 thousand to approximately $1,803 thousand.

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

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the three months ended March 31, 2025 totaled approximately $48,273 thousand, resulting in net realized gain of approximately $155 thousand.

Sales and repayments of investments during the three months ended March 31, 2024 totaled approximately $89,108 thousand, resulting in net realized gain of approximately $13 thousand.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized depreciation for the three months ended March 31, 2025 and 2024 totaled approximately $2,065 thousand and $929 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three months ended March 31, 2025, the Company issued and sold 157,726 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $1,479 thousand. For the three months ended March 31, 2024, the Company issued and sold 73,783 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $713 thousand.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three months ended March 31, 2025, approximately 24,630 shares with an aggregate value of $232 thousand were tendered and accepted by the Company. During the three months ended March 31, 2024, approximately 53,915 shares with an aggregate value of $524 thousand were tendered and accepted by the Company.

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

The following table summarizes the Company’s distributions reinvested during the three months ended March 31, 2025.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2025:
January 1, 2025	9.40	14,115	132,715
March 1, 2025	9.32	43,693	407,252
Total distributions reinvested		57,808	$539,967

For the three months ended March 31, 2024, no shares were reinvested.

As of May 9, 2025, 6,018,831 shares of the Company’s Common Stock was issued and outstanding.

Borrowings

BNP Paribas

On October 13, 2020, we entered into a two-year secured revolving Credit Agreement (the “BNP Credit Agreement”) with BNP as lender and administrative agent (the “BNP Credit Facility”) providing a maximum of $45,000 thousand (“Maximum Facility Amount”) to Steele Creek Capital Funding I, LLC (“Funding I”). The Company created a wholly-owned subsidiary, Funding I, which it used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP to be used as collateral for the BNP Credit Facility. During the BNP Credit Facility’s revolving period (earlier of the termination by the borrower or twelve-month anniversary of the closing date), it initially bore interest at LIBOR plus 175 basis points. The Company began transferring investments into Funding I, in October 2020.

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

On October 28, 2021, the Company executed an additional amendment to the BNP Credit Agreement. Material amendments included the revolving period being extended 36 months, from 12 months to 48 months and the interest rate being reduced from LIBOR plus 175 basis points to LIBOR plus 140 basis points. The advance rate was increased from 67.5% to 70% and expanded to include a triple C bucket with a 60% advance rate. The structuring fee was increased from 0.25% of the Maximum Facility Amount to 0.50% of the Maximum Facility Amount and was paid in three equal installments (December 2021, December 2022, and December 2023). Updates were made to allow for more flexibility to move capital out of the facility subject to certain covenants.

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

The BNP Credit Facility was fully repaid on October 18, 2024.

The average debt outstanding and weighted average interest rate for the period October 1, 2024 through October 18, 2024 was $82,686 and 6.15%. For the period October 1, 2024 through October 18, 2024, we incurred interest and debt financing expenses of $388 thousand on the BNP Credit Facility. As of December 31, 2024, there was $0 outstanding or available to be drawn under the BNP Credit Facility. As of December 31, 2024, the BNP Credit Facility did not have a fair value. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of March 31, 2024, Funding I was in compliance with all covenants of the BNP Credit Facility.

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

The average debt outstanding and weighted average interest rate as of March 31, 2025 and for the period October 18, 2024 through December 31, 2024 was $73,359 and 5.82% and $73,278 and 6.22%. As of March 31, 2025 and for the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $1,100 thousand and $976 thousand, respectively on the BoA Credit Facility. As of March 31, 2025 and December 31, 2024, there was $75,178 thousand and $73,278 thousand outstanding and $4,822 thousand and $6,722 thousand available to be drawn under the BoA Credit Facility. As of March 31, 2025 and December 31, 2024, the BoA Credit Facility had a fair value of $75,178 thousand and $73,278 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of both March 31, 2025 and December 31, 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

As of March 31, 2025 and December 31, 2024, the Company had total senior securities of $75,178 thousand and $73,278 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 171.5% and 174.6%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three months ended March 31, 2025 and 2024, the Company incurred expenses of approximately $1,870 thousand and $2,346 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2025 and 2024 we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of March 31, 2025 and December 31, 2024, the Company had no unfunded commitments.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025 and December 31, 2024, we had no outstanding commitments. These outstanding commitments can be comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of March 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,846 thousand of the Company’s net assets. As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2025 and 2024, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three months ended March 31, 2025 and 2024, the Company incurred $20 thousand and $20 thousand in directors’ fees expense.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three months ended March 31, 2025 and 2024 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three months ended March 31, 2025 and 2024 were $295 thousand and $349 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On April 1, 2025, the Company issued and sold 26,014 shares of its common stock to certain investors for an aggregate offering price of $235 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On April 1, 2025, the Company accepted approximately 65,854 shares tendered in the March 2025 tender offer. On April 24, 2025, the Company paid approximately $595 thousand for the tendered shares.

On April 15, 2025, the Company paid its quarterly distribution of approximately $1,110 thousand, of which approximately $407 thousand or approximately 43,693 shares of the regular divided were reinvested into the fund on March 1, 2025. Additionally, approximately $134 thousand or approximately 14,845 shares of the special dividend were reinvested on April 1, 2025.

On May 1, 2025, the Company issued and sold 94,681 shares of its common stock to certain investors for an aggregate offering price of $842 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of March 31, 2025, 100% of our loan portfolio bore interest at floating rates with 37.9% (at fair value) having an interest rate floor between 0.50% and 1.00%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to nine months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to six months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of March 31, 2025
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,614	$(2,201)	$1,413
Up 200 basis points	2,409	(1,467)	942
Up 100 basis points	1,205	(734)	471
Down 100 basis points	(1,204)	734	(470)
Down 200 basis points	(2,408)	1,467	(941)
Down 300 basis points	(3,613)	2,201	(1,412)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this quarterly report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of March 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended March 31, 2025, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Steele Creek Capital Corporation

Date: May 9, 2025	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer,
Chief Investment Officer, and President
(Principal Executive Officer)

Date: May 9, 2025	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)