Form 10-Q
period 2025-06-30
Steele Creek Capital Corp
filed 2025-08-08
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 6,099,386 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $118,500 and $125,533, respectively)	$115,781	$121,572
Cash	7,239	2,612
Receivable for investments sold	12,464	18,374
Prepaid expenses and other assets	631	573
Interest receivable	499	648
Total assets	$136,614	$143,779

Liabilities
Credit facility	69,845	73,278
Payable for investments purchased	10,229	14,209
Management fees payable	-	310
Interest payable	127	143
Accounts payable and accrued expenses	575	448
Distributions payable	411	707
Total liabilities	81,187	89,095

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 6,061,974 shares authorized and 6,061,974 and 5,816,048 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	64,346	62,091
Total distributable (deficit) earnings	(8,925)	(7,413)
Total net assets	$55,427	$54,684

Total liabilities and net assets	$136,614	$143,779

Net asset value per share	$9.14	$9.40

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2025	Six months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2024

Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,254	$4,817	$3,387	$6,836
Payment in-kind interest income	61	133	74	78
Other income	-	-	51	59
Total investment income	2,315	4,950	3,512	6,973

Expenses:
Management fees	353	715	470	925
Interest and debt financing expenses	1,069	2,169	1,559	3,044
Professional fees	107	228	110	209
Incentive fees	-	4	-	56
Administration expenses	80	133	90	150
Directors’ fees	20	40	20	40
Custody fees	21	34	11	23
Other general and administrative expenses	143	340	211	370
Total expenses	1,793	3,663	2,471	4,817
Less: management fees waived	(353)	(420)	(470)	(576)
Net expenses	1,440	3,243	2,001	4,241
Net investment income	875	1,707	1,511	2,732

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	(2,701)	(2,546)	(1,642)	(1,629)
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliated company investments	3,306	1,241	1,716	787

Total net realized and unrealized (loss) gain on investments	605	(1,305)	74	(842)

Net (decrease) increase in net assets resulting from operations	$1,480	$402	$1,585	$1,890

Per share data:
Net investment income per share - basic and diluted	$0.15	$0.29	$0.24	$0.43
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.25	$0.07	$0.25	$0.30
Weighted average shares outstanding - basic and diluted	6,002	5,943	6,360	6,352

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands)

	Three months ended June 30, 2025	Six months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2024
Operations
Net investment income	$875	$1,707	$1,511	$2,732
Net realized (loss) gain on investments	(2,701)	(2,546)	(1,642)	(1,629)
Net change in unrealized appreciation (depreciation) on investments	3,306	1,241	1,716	787
Net increase (decrease) in net assets resulting from operations	1,480	402	1,585	1,890

Distributions to Stockholders
Distributions of realized income	(803)	(1,913)	(1,230)	(2,463)

Capital Share Transactions
Issuance of common shares	1,077	2,015	556	1,269
Common shares issued from reinvestment of distributions	526	1,066	-	-
Repurchase of common shares	(595)	(827)	(571)	(1,095)
Total Capital Share Transactions	1,008	2,254	(15)	174

Net Assets
Net increase (decrease) in net assets during the period	1,685	743	340	(399)
Net assets at beginning of period	53,742	54,684	61,119	61,858
Net assets at end of period	55,427	55,427	61,459	61,459

Capital Share Activity
Issuance of common shares	121	221	58	132
Common shares issued from reinvestment of distributions	58	116	-	-
Repurchase of common shares	(66)	(91)	(60)	(114)
Shares issued and outstanding at beginning of period	5,949	5,816	6,391	6,371
Shares issued and outstanding at end of period	6,062	6,062	6,389	6,389

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$402	$1,890

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments (1)	(61,551)	(172,359)
Proceeds from sales of investments and paydowns (1)	66,283	171,931
Payment in-kind interest income	(133)	(78)
Amortization of premium/accretion of discount, net	(113)	(136)
Net realized loss (gain) on investments	2,546	1,629
Net change in unrealized depreciation (appreciation) on investments	(1,241)	(787)
Changes in operating assets and liabilities:
Receivable for investments sold	5,910	(6,361)
Prepaid expenses and other assets	(58)	98
Interest receivable	149	72
Payable for investments purchased	(3,980)	11,277
Management fees payable	(310)	(344)
Interest payable	(16)	1
Incentive fees payable	-	(80)
Accounts payable and accrued expenses	127	29
Net cash provided by (used in) operating activities	8,015	6,782

Cash flows from financing activities:
Proceeds from issuance of common shares	2,015	1,269
Repurchase of common shares	(827)	(1,095)
Proceeds from issuance of debt	10,167	7,870
Repayments on debt	(13,600)	(5,000)
Stockholder distributions paid	(1,143)	(3,314)
Net cash provided by (used in) financing activities	(3,388)	(270)

Net increase in Cash	4,627	6,512
Cash, beginning of period	2,612	9,325
Cash, end of period	$7,239	$15,837

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$2,186	$3,042
Supplemental non-cash information:
Reinvestment of shareholder distribution	$1,066	$-

(1)	Of the amount reported for the six months ended June 30, 2025 and 2024, $0 thousand and $1,073 thousand, respectively, represent non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -208.9% of Shareholder's Equity (3)
Investments made in the United States
Aerospace & Defense
Amentum Holdings, Inc. (4)	First Lien - Term Loan	9/29/2031	6.58%	S + 2.25%	4.33%	1,027	$1,025	$1,027	1.9%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	11.06%	S + 1.26% + 5.50% PIK	4.30%	543	537	355	0.6%
KBR, Inc. (4)	First Lien - Term Loan	1/17/2031	6.33%	S + 2.00%	4.33%	208	208	209	0.4%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.90%	S + 5.60%	4.30%	855	839	828	1.5%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	6.80%	S + 2.50%	4.30%	993	991	995	1.8%
Vertex Aerospace Services LLC	First Lien - Term Loan	12/6/2030	6.58%	S + 2.25%	4.33%	247	247	247	0.4%
Total Aerospace & Defense							3,847	3,661	6.6%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	6.58%	S + 2.25%	4.33%	94	94	94	0.2%
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	8.44%	S + 4.11%	4.33%	953	950	923	1.7%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	9.54%	S + 5.26%	4.28%	753	753	713	1.3%
Holley Inc. (4)	First Lien - Term Loan	11/17/2028	8.19%	S + 3.86%	4.33%	870	847	812	1.5%
Paint Intermediate III, LLC	First Lien - Term Loan	10/9/2031	7.30%	S + 3.00%	4.30%	482	480	479	0.9%
Thor Industries, Inc. (4)	First Lien - Term Loan	11/15/2030	6.58%	S + 2.25%	4.33%	100	100	100	0.2%
Total Automotive							3,224	3,121	5.8%

Banking, Finance, Insurance & Real Estate
Apollo Commercial Real Estate Finance, Inc. (4)	First Lien - Term Loan	6/13/2030	7.56%	S + 3.25%	4.31%	310	308	311	0.6%
Baldwin Insurance Group Holdings, LLC, The (4)	First Lien - Term Loan	5/26/2031	7.31%	S + 3.00%	4.31%	817	815	819	1.5%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	7.33%	S + 3.00%	4.33%	728	727	729	1.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Citadel Securities LP	First Lien - Term Loan	10/31/2031	6.33%	S + 2.00%	4.33%	989	984	994	1.8%
Clipper Acquisitions Corp.	First Lien - Term Loan	3/3/2028	6.18%	S + 1.86%	4.31%	422	419	420	0.8%
CPI Holdco B, LLC	First Lien - Term Loan	5/17/2031	6.33%	S + 2.00%	4.33%	400	397	399	0.7%
Cushman & Wakefield U.S. Borrower, LLC (4)	First Lien - Term Loan	1/31/2030	7.08%	S + 2.75%	4.33%	495	488	498	0.9%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	9.32%	S + 5.00%	4.32%	959	944	955	1.7%
FinCo I LLC	First Lien - Term Loan	6/27/2029	6.58%	S + 2.25%	4.33%	737	735	741	1.3%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	6.58%	S + 2.25%	4.33%	843	842	845	1.5%
GIH Borrower, LLC (4)	First Lien - Term Loan	11/26/2031	6.80%	S + 2.50%	4.30%	539	537	542	1.0%
Greystar Real Estate Partners, LLC (4)	First Lien - Term Loan	8/21/2030	7.05%	S + 2.75%	4.30%	519	513	521	0.9%
Hudson River Trading LLC	First Lien - Term Loan	3/18/2030	7.31%	S + 3.00%	4.31%	870	863	874	1.6%
IMA Financial Group, Inc.	First Lien - Term Loan	11/1/2028	7.33%	S + 3.00%	4.33%	206	206	207	0.4%
Jane Street Group, LLC	First Lien - Term Loan	12/15/2031	6.33%	S + 2.00%	4.33%	990	988	990	1.8%
Lakeview Loan Servicing, LLC (4)	First Lien - Term Loan	6/21/2029	7.74%	S + 3.36%	4.38%	983	980	982	1.8%
LendingTree, Inc. (4)	First Lien - Term Loan	9/15/2028	8.44%	S + 4.11%	4.33%	468	468	470	0.8%
Nexus Buyer LLC	First Lien - Term Loan	7/31/2031	7.83%	S + 3.50%	4.33%	1,194	1,189	1,199	2.2%
OFSBS 2022-11A (4)	Collateralized Loan Obligation	10/18/2035	7.77%	S + 3.50%	4.27%	1,000	1,000	1,007	1.8%
OFSI Fund LTD (4)	Collateralized Loan Obligation	3/31/2038	10.78%	S + 6.50%	4.28%	500	500	494	0.9%
Osttra Group Ltd.	First Lien - Term Loan	5/20/2032	7.83%	S + 3.50%	4.33%	550	549	552	1.0%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.34%	S + 3.01%	4.33%	944	928	945	1.7%
Resolute Investment Managers, Inc.(4)	First Lien - Term Loan	4/30/2027	11.06%	S + 6.76%	4.30%	447	447	444	0.8%
Resolute Investment Managers, Inc. (4)	Equity	—	—	—	—	6	—	36	0.1%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2027	10.78%	S + 5.00% + 1.50% PIK	4.28%	1,127	1,125	1,069	1.9%
Sound Point CLO Ltd	Collateralized Loan Obligation	7/26/2036	13.09%	S + 8.81%	4.28%	500	470	504	0.9%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	1/2/2030	6.58%	S + 2.25%	4.33%	305	305	307	0.6%
USI, Inc.	First Lien - Term Loan	11/21/2029	6.55%	S + 2.25%	4.30%	521	520	520	0.9%
Total Banking, Finance, Insurance & Real Estate							18,247	18,374	33.2%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Capital Equipment
Chart Industries, Inc. (4)	First Lien - Term Loan	3/15/2030	6.79%	S + 2.50%	4.29%	885	882	889	1.6%
Crown Equipment Corporation	First Lien - Term Loan	10/10/2031	6.57%	S + 2.25%	4.32%	750	750	750	1.4%
Mirion Technologies (US Holdings), Inc.	First Lien - Term Loan	6/4/2032	6.55%	S + 2.25%	4.30%	750	750	752	1.4%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	7.28%	S + 3.00%	4.28%	758	756	761	1.4%
Total Capital Equipment							3,138	3,152	5.8%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	8.08%	S + 3.75%	4.33%	1,179	1,174	1,175	2.1%
H.B. Fuller Company (4)	First Lien - Term Loan	2/15/2030	6.08%	S + 1.75%	4.33%	418	418	420	0.7%
Ineos US Finance LLC (4)	First Lien - Term Loan	2/18/2030	7.58%	S + 3.25%	4.33%	675	672	649	1.2%
Koppers Inc.	First Lien - Term Loan	4/10/2030	6.83%	S + 2.50%	4.33%	145	145	146	0.3%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2030	7.32%	S + 3.00%	4.32%	499	489	495	0.9%
Tronox Finance LLC	First Lien - Term Loan	4/4/2029	6.55%	S + 2.25%	4.30%	995	994	981	1.8%
Total Chemicals, Plastics, & Rubber							3,892	3,866	7.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Construction & Building
APi Group DE, Inc. (4)	First Lien - Term Loan	1/3/2029	6.08%	S + 1.75%	4.33%	842	842	843	1.5%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	6.80%	S + 2.50%	4.30%	604	601	603	1.1%
Core & Main LP	First Lien - Term Loan	2/9/2031	6.27%	S + 2.00%	4.27%	692	690	695	1.3%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	8.33%	S + 4.00%	4.33%	622	618	627	1.1%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	6.78%	S + 2.50%	4.28%	561	557	561	1.0%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	6.58%	S + 2.25%	4.33%	988	986	987	1.8%
SiteOne Landscape Supply Holding, LLC (4)	First Lien - Term Loan	3/23/2030	6.06%	S + 1.75%	4.31%	840	838	843	1.5%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	7.32%	S + 3.00%	4.32%	632	620	635	1.1%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	7.03%	S + 2.75%	4.28%	985	981	989	1.8%
White Cap Supply Holdings, LLC	First Lien - Term Loan	10/19/2029	7.58%	S + 3.25%	4.33%	649	647	646	1.2%
Total Construction & Building							7,380	7,429	13.4%

Consumer Goods: Durable
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.81%	S + 4.51%	4.30%	703	702	618	1.1%
Total Consumer Goods: Durable							702	618	1.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Consumer Goods: Non-Durable
ABG Intermediate Holdings 2 LLC	First Lien - Term Loan	2/13/2032	6.58%	S + 2.25%	4.33%	748	746	748	1.3%
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	8.19%	S + 3.86%	4.33%	813	812	602	1.1%
Total Consumer Goods: Non-Durable							1,558	1,350	2.4%

Containers, Packaging & Glass
Altium Packaging LLC	First Lien - Term Loan	6/11/2031	6.83%	S + 2.50%	4.33%	728	728	727	1.3%
Closure Systems International Group Inc.	First Lien - Term Loan	3/22/2029	7.83%	S + 3.50%	4.33%	743	740	745	1.3%
PLZ Corp.	First Lien - Term Loan	8/3/2026	8.19%	S + 3.86%	4.33%	644	640	622	1.1%
Sabert Corporation	First Lien - Term Loan	12/10/2026	7.44%	S + 3.11%	4.33%	769	768	775	1.4%
Technimark Holdings LLC	First Lien - Term Loan	4/14/2031	7.57%	S + 3.25%	4.32%	718	717	722	1.3%
Total Containers, Packaging & Glass							3,593	3,591	6.4%

Energy: Electricity
Compass Power Generation, L.L.C.	First Lien - Term Loan	4/16/2029	7.56%	S + 3.25%	4.31%	214	213	215	0.4%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	5/30/2031	6.83%	S + 2.50%	4.33%	250	250	251	0.4%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	6.08%	S + 1.75%	4.33%	832	830	835	1.5%
Total Energy: Electricity							1,293	1,301	2.3%

Energy: Oil & Gas
AL GCX Fund VIII Holdings LLC	First Lien - Term Loan	1/30/2032	6.31%	S + 2.00%	4.31%	189	189	189	0.3%
AL NGPL Holdings, LLC	First Lien - Term Loan	4/13/2028	6.78%	S + 2.50%	4.28%	616	618	617	1.1%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	7.30%	S + 3.00%	4.30%	178	178	178	0.3%
CQP Holdco LP	First Lien - Term Loan	12/31/2030	6.30%	S + 2.00%	4.30%	722	721	723	1.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	6.28%	S + 2.00%	4.28%	189	189	190	0.3%
ITT Holdings LLC	First Lien - Term Loan	10/11/2030	7.05%	S + 2.73%	4.33%	671	661	674	1.2%
Total Energy: Oil & Gas							2,556	2,571	4.5%

Forest Products & Paper
Mativ Holdings, Inc. (4)	First Lien - Term Loan	4/20/2028	8.19%	S + 3.86%	4.33%	313	312	312	0.6%
Total Forest Products & Paper							312	312	0.6%

Healthcare & Pharmaceuticals
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	8.70%	S + 4.40%	4.30%	243	238	168	0.3%
Aveanna Healthcare LLC (4)	First Lien - Term Loan	7/17/2028	8.18%	S + 3.85%	4.33%	418	418	410	0.7%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	8.44%	S + 4.11%	4.33%	928	927	887	1.6%
Ensemble RCM, LLC	First Lien - Term Loan	8/1/2029	7.28%	S + 3.00%	4.28%	1,289	1,283	1,296	2.3%
Global Medical Response, Inc.	First Lien - Term Loan	10/31/2028	9.83%	S + 4.75% + 0.75% PIK	4.33%	495	496	497	0.9%
Golden State Buyer, Inc.	First Lien - Term Loan	3/21/2027	9.18%	S + 4.85%	4.33%	917	915	917	1.6%
ImageFirst Holdings, LLC	First Lien - Term Loan	3/12/2032	7.57%	S + 3.25%	4.32%	500	499	501	0.9%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	8.70%	S + 4.36%	4.33%	958	956	420	0.8%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	6.05%	S + 1.75%	4.30%	246	246	248	0.4%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/16/2028	7.08%	S + 2.75%	4.33%	145	145	145	0.3%
Onex TSG Intermediate Corp.	First Lien - Term Loan	2/28/2028	9.34%	S + 5.01%	4.33%	960	952	964	1.7%
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	6.83%	S + 2.50%	4.33%	988	980	992	1.8%
Sonrava Health Holdings, LLC	First Lien - Term Loan	8/18/2028	11.08%	S + 1.26% + 5.50% PIK	4.32%	1,570	1,567	583	1.1%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	8.69%	S + 4.36%	4.32%	1,072	1,070	1,061	1.9%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	9.05%	S + 4.75%	4.30%	100	100	100	0.2%
Vizient, Inc.	First Lien - Term Loan	8/1/2031	6.08%	S + 1.75%	4.33%	224	224	225	0.4%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	6.58%	S + 2.25%	4.33%	158	158	159	0.3%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	11/26/2031	7.58%	S + 3.25%	4.33%	754	751	751	1.4%
Total Healthcare & Pharmaceuticals							11,925	10,324	18.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
High Tech Industries
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	8.06%	S + 3.76%	4.30%	550	549	554	1.0%
Gen Digital Inc. (4)	First Lien - Term Loan	4/16/2032	6.08%	S + 1.75%	4.33%	1,000	995	1,000	1.8%
Ivanti Security Holdings LLC	First Lien - Term Loan	6/1/2029	10.02%	S + 5.75%	4.27%	1,000	990	1031	1.9%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	8.54%	S + 4.26%	4.28%	961	961	915	1.7%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	8.58%	S + 4.25%	4.33%	738	730	740	1.3%
SS&C Technologies Holdings, Inc. (4)	First Lien - Term Loan	5/9/2031	6.33%	S + 2.00%	4.33%	620	620	624	1.1%
Ultra Clean Holdings, Inc. (4)	First Lien - Term Loan	2/25/2028	7.58%	S + 3.25%	4.33%	176	176	177	0.3%
VeriFone Systems, Inc.	First Lien - Term Loan	8/18/2028	10.21%	S + 5.93%	4.28%	1,215	1,214	1,140	2.1%
Total High Tech Industries							6,235	6,181	11.2%

Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	7.33%	S + 3.00%	4.33%	496	496	499	0.9%
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	7.08%	S + 2.75%	4.33%	499	494	500	0.9%
Creative Artists Agency, LLC	First Lien - Term Loan	10/1/2031	7.08%	S + 2.75%	4.33%	249	249	250	0.5%
Herschend Entertainment Company, LLC	First Lien - Term Loan	5/27/2032	7.57%	S + 3.25%	4.32%	250	250	252	0.5%
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	6.07%	S + 1.75%	4.32%	750	749	753	1.3%
PCI Gaming Authority	First Lien - Term Loan	7/18/2031	6.33%	S + 2.00%	4.33%	929	928	930	1.7%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	10.43%	S + 6.10%	4.33%	359	359	359	0.6%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	10.43%	S + 6.10%	4.33%	157	157	149	0.3%
Seaworld Parks & Entertainment, Inc. (4)	First Lien - Term Loan	12/4/2031	6.33%	S + 2.00%	4.33%	741	741	741	1.3%
Six Flags Entertainment Corporation (4)	First Lien - Term Loan	5/1/2031	6.33%	S + 2.00%	4.33%	499	498	500	0.9%
Station Casinos LLC	First Lien - Term Loan	3/14/2031	6.33%	S + 2.00%	4.33%	217	217	218	0.4%
TouchTunes Music Group, LLC	First Lien - Term Loan	4/2/2029	9.05%	S + 4.75%	4.30%	311	309	301	0.5%
Wasserman Media Group, LLC	First Lien - Term Loan	6/23/2032	7.32%	S + 3.00%	4.32%	250	249	251	0.5%
Total Hotel, Gaming & Leisure							5,696	5,703	10.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Media: Advertising, Printing & Publishing
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	7.93%	S + 3.60%	4.33%	497	495	499	0.9%
Total Media: Advertising, Printing & Publishing							495	499	0.9%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	6.30%	S + 2.00%	4.30%	985	981	986	1.8%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.18%	S + 3.86%	4.31%	500	500	333	0.6%
Sinclair Television Group, Inc.	First Lien - Term Loan	12/31/2030	8.53%	S + 4.20%	4.33%	729	716	627	1.1%
Univision Communications Inc.	First Lien - Term Loan	1/31/2029	7.94%	S + 3.61%	4.33%	743	737	730	1.3%
Total Media: Broadcasting & Subscription							2,934	2,676	4.8%

Retail
Apro, LLC	First Lien - Term Loan	7/9/2031	8.06%	S + 3.75%	4.31%	645	644	644	1.1%
Burlington Coat Factory Warehouse Corporation (4)	First Lien - Term Loan	9/24/2031	6.08%	S + 1.75%	4.33%	720	713	718	1.3%
Flynn Restaurant Group LP	First Lien - Term Loan	1/28/2032	8.08%	S + 3.75%	4.33%	748	745	748	1.3%
Great Outdoors Group, LLC	First Lien - Term Loan	1/23/2032	7.58%	S + 3.25%	4.33%	867	865	867	1.6%
Upbound Group, Inc. (4)	First Lien - Term Loan	2/17/2028	7.03%	S + 2.75%	4.28%	538	538	541	1.0%
Total Retail							3,505	3,518	6.3%

Services: Business
Ahead DB Holdings, LLC	First Lien - Term Loan	2/1/2031	7.30%	S + 3.00%	4.30%	499	496	500	0.9%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	8.58%	S + 4.25%	4.33%	416	413	419	0.8%
Aramark Intermediate HoldCo Corporation	First Lien - Term Loan	6/22/2030	6.33%	S + 2.00%	4.33%	947	947	951	1.7%
Boost Newco Borrower, LLC	First Lien - Term Loan	1/31/2031	6.30%	S + 2.00%	4.30%	746	743	749	1.4%
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	8.78%	S + 4.50%	4.28%	502	502	422	0.8%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	7.08%	S + 2.75%	4.33%	294	294	291	0.5%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	7.58%	S + 3.25%	4.33%	207	206	207	0.4%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	6.93%	S + 2.75%	4.18%	737	735	741	1.3%
Clearwater Analytics, LLC (4)	First Lien - Term Loan	4/21/2032	6.52%	S + 2.25%	4.27%	500	500	501	0.9%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Congruex Group LLC	First Lien - Term Loan	5/3/2029	10.93%	S + 1.65% + 5.00% PIK	4.28%	1,019	1,005	893	1.6%
Corpay Technologies Operating Company, LLC	First Lien - Term Loan	4/28/2028	6.08%	S + 1.75%	4.33%	744	742	745	1.3%
Corporation Service Company	First Lien - Term Loan	11/2/2029	6.33%	S + 2.00%	4.33%	593	588	593	1.1%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	8.33%	S + 4.00%	4.33%	607	600	601	1.1%
First Advantage Holdings, LLC (4)	First Lien - Term Loan	10/31/2031	7.58%	S + 3.25%	4.33%	718	715	719	1.3%
Flame NewCo, LLC	First Lien - Term Loan	6/30/2028	10.43%	S + 2.10% + 4.00% PIK	4.33%	390	391	389	0.7%
GTCR Everest Borrower, LLC	First Lien - Term Loan	9/5/2031	7.05%	S + 2.75%	4.30%	498	495	499	0.9%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	6.33%	S + 2.00%	4.33%	416	413	416	0.7%
Maximus, Inc. (4)	First Lien - Term Loan	5/30/2031	6.33%	S + 2.00%	4.33%	437	436	436	0.8%
Mermaid Bidco Inc.	First Lien - Term Loan	7/3/2031	7.51%	S + 3.25%	4.26%	496	496	497	0.9%
Nielsen Consumer Inc.	First Lien - Term Loan	3/6/2028	7.83%	S + 3.50%	4.33%	480	479	481	0.9%
Phoenix Services International LLC (5)	Equity	—	—	—	—	31	311	642	1.1%
Sitel Group	First Lien - Term Loan	8/28/2028	8.19%	S + 3.86%	4.33%	949	947	525	0.9%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	8.08%	S + 3.75%	4.33%	716	715	708	1.3%
Trans Union LLC (4)	First Lien - Term Loan	6/24/2031	6.08%	S + 1.75%	4.33%	838	836	840	1.5%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	7.33%	S + 3.00%	4.33%	849	846	848	1.5%
UST Global Inc	First Lien - Term Loan	11/20/2028	7.31%	S + 3.00%	4.31%	965	963	970	1.8%
Vestis Corporation (4)	First Lien - Term Loan	2/22/2031	6.58%	S + 2.25%	4.33%	507	505	488	0.9%
Total Services: Business							16,319	16,071	29.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Services: Consumer
Frontdoor, Inc. (4)	First Lien - Term Loan	12/19/2031	6.58%	S + 2.25%	4.33%	283	282	284	0.5%
Prime Security Services Borrower, LLC	First Lien - Term Loan	3/7/2032	6.07%	S + 1.75%	4.32%	998	993	991	1.8%
Prometric Holdings, Inc.	First Lien - Term Loan	6/25/2032	8.08%	S + 3.75%	4.33%	500	498	501	0.9%
Southern Veterinary Partners, LLC	First Lien - Term Loan	12/4/2031	7.53%	S + 3.25%	4.28%	378	377	379	0.7%
WW International, Inc. (4)	First Lien - Term Loan	6/24/2030	11.12%	S + 6.80%	4.32%	200	202	182	0.3%
WW International, Inc. (4)	Equity	—	—	—	—	4	-	101	0.2%
Total Services: Consumer							2,352	2,438	4.4%

Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	7/31/2025	12.06%	S + 7.76%	4.30%	348	348	336	0.6%
Cablevision Lightpath LLC	First Lien - Term Loan	11/30/2027	7.31%	S + 3.00%	4.31%	438	437	440	0.8%
Ciena Corporation (4)	First Lien - Term Loan	10/24/2030	6.07%	S + 1.75%	4.32%	980	979	986	1.8%
Genesys Cloud Services Holdings I, LLC	First Lien - Term Loan	1/30/2032	6.83%	S + 2.50%	4.33%	378	377	378	0.7%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	7.80%	S + 3.50%	4.30%	653	649	652	1.2%
Iridium Communications Inc. (4)	First Lien - Term Loan	9/20/2030	6.58%	S + 2.25%	4.33%	496	496	498	0.9%
Mavenir Systems, Inc. (5) (6)	First Lien - Term Loan	8/18/2028	9.34%	S + 5.01%	4.33%	1,284	41	39	0.1%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	53	0.1%
SBA Senior Finance II LLC	First Lien - Term Loan	1/25/2031	6.08%	S + 1.75%	4.33%	496	496	498	0.9%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.30%	S + 7.00%	4.30%	973	956	926	1.6%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/9/2027	7.44%	S + 3.11%	4.33%	1,000	999	954	1.7%
Total Telecommunications							6,068	5,760	10.4%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	8.33%	S + 4.00%	4.33%	963	961	967	1.7%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	7.58%	S + 3.25%	4.33%	813	811	803	1.4%
Total Transportation: Cargo							1,772	1,770	3.1%

Transportation: Consumer
Brown Group Holding, LLC	First Lien - Term Loan	7/1/2031	6.83%	S + 2.50%	4.33%	103	102	103	0.2%
United AirLines, Inc. (4)	First Lien - Term Loan	2/22/2031	6.28%	S + 2.00%	4.28%	306	305	307	0.5%
Total Transportation: Consumer							407	410	0.7%

Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	6.33%	S + 2.00%	4.33%	900	896	901	1.6%
Calpine Corporation	First Lien - Term Loan	1/31/2031	6.08%	S + 1.75%	4.33%	643	641	644	1.2%
Total Utilities: Electric							1,537	1,545	2.8%

Utilities: Oil & Gas
Cogentrix Finance Holdco I, LLC	First Lien - Term Loan	2/26/2032	7.08%	S + 2.75%	4.33%	249	249	250	0.5%
Total Utilities: Oil & Gas							249	250	0.5%

Total Investments made in the United States							109,236	106,491	192.1%

Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (4)	First Lien - Term Loan	9/20/2030	6.08%	S + 1.75%	4.33%	988	984	985	1.8%
Total Beverage, Food & Tobacco							984	985	1.8%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Transportation: Consumer
Air Canada (4)	First Lien - Term Loan	3/21/2031	6.32%	S + 2.00%	4.32%	741	739	743	1.3%
Total Transportation: Consumer							739	743	1.3%

Total Investments made in Canada							1,723	1,728	3.1%

Investments made in France
Healthcare & Pharmaceuticals
Opal Bidco SAS (4)	First Lien - Term Loan	4/28/2032	7.44%	S + 3.25%	4.19%	500	501	503	0.9%
Total Healthcare & Pharmaceuticals							501	503	0.9%

Total Investments made in France							501	503	0.9%

Investments made in Ireland
Aerospace & Defense
Delos Aircraft Designated Activity Company (4)	First Lien - Term Loan	10/31/2027	6.05%	S + 1.75%	4.30%	500	500	502	0.9%
Setanta Aircraft Leasing Designated Activity Company (4)	First Lien - Term Loan	11/5/2028	6.05%	S + 1.75%	4.30%	250	249	252	0.5%
Total Aerospace & Defense							749	754	1.4%

Hotel, Gaming & Leisure
Flutter Entertainment plc (4)	First Lien - Term Loan	11/30/2030	6.05%	S + 1.75%	4.30%	945	943	943	1.7%
Total Hotel, Gaming & Leisure							943	943	1.7%

Services: Consumer
Cimpress plc (4)	First Lien - Term Loan	5/17/2028	6.83%	S + 2.50%	4.33%	960	957	960	1.7%
Total Services: Consumer							957	960	1.7%

Total Investments made in Ireland							2,649	2,657	4.8%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (4)	First Lien - Term Loan	7/7/2028	8.75%	S + 4.46%	4.29%	13	14	13	0.0%
Total Containers, Packaging & Glass							14	13	0.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Telecommunications
Venga Finance S.a r.l. (4)	First Lien - Term Loan	6/28/2029	8.34%	S + 4.01%	4.33%	973	954	976	1.8%
Total Telecommunications							954	976	1.8%

Total Investments made in Luxembourg							968	989	1.8%

Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (4)	First Lien - Term Loan	4/3/2028	7.51%	S + 3.25%	4.26%	836	829	841	1.5%
Total Chemicals, Plastics, & Rubber							829	841	1.5%

Metals & Mining
AMG Advanced Metallurgical Group N.V. (4)	First Lien - Term Loan	11/30/2028	7.94%	S + 3.61%	4.33%	893	886	889	1.7%
Total Metals & Mining							886	889	1.7%

Telecommunications
Sunrise Financing Partnership (4)	First Lien - Term Loan	2/15/2032	6.79%	S + 2.50%	4.29%	638	636	637	1.1%
Telecommunications							636	637	1.1%

Total Investments made in the Netherlands							2,351	2,367	4.3%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	7.08%	S + 2.75%	4.33%	475	470	478	0.9%
Total Services: Business							470	478	0.9%

Total Investments made in Puerto Rico							470	478	0.9%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

June 30, 2025

(unaudited)

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	8.68%	S + 4.35%	4.33%	494	486	461	0.8%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	8.18%	S + 3.85%	4.33%	117	116	107	0.2%
Total Chemicals, Plastics, & Rubber							602	568	1.0%

Total Investments made in the United Kingdom							602	568	1.0%

Total Non-controlled/Non-Affiliated Investments							$118,500	$115,781	208.9%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2025. As of June 30, 2025, rates for 1M S, 3M S, 6M S, and 12M S are 4.32%, 4.29%, 4.15%, and 3.88% respectively.

(3)	Percentages are based on net assets of $55,427 as of June 30, 2025.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 23.4% of total assets.

(5)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (see Note 4)

(6)	Investment or a portion of the investment was on non-accrual status as of June 30, 2025

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Description (1)	Investment Type	Maturity	Interest Rate(2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -222.3% of Shareholder’s Equity (3)
Investments made in the United States
Aerospace & Defense
Amentum Holdings, Inc. (4)	First Lien - Term Loan	9/29/2031	6.61%	S + 2.25%	4.36%	1,088	$1,086	$1,085	2.0%
Barnes Group Inc. (4)	First Lien - Term Loan	9/3/2030	6.86%	S + 2.50%	4.36%	874	874	876	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	5.59%	S + 1.26%	4.33%	529	521	329	0.6%
KBR, Inc. (4)	First Lien - Term Loan	1/17/2031	6.36%	S + 2.00%	4.36%	209	209	210	0.4%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.93%	S + 5.60%	4.33%	860	840	809	1.5%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	7.32%	S + 2.50%	4.82%	998	995	1,001	1.8%
Vertex Aerospace Services Corp.	First Lien - Term Loan	12/6/2030	7.11%	S + 2.75%	4.36%	248	248	249	0.5%
Total Aerospace & Defense							4,773	4,559	8.4%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	6.61%	S + 2.25%	4.36%	94	94	95	0.2%
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	8.47%	S + 4.11%	4.36%	958	954	954	1.7%
Dealer Tire Financial, LLC	First Lien - Term Loan	7/2/2031	7.86%	S + 3.50%	4.36%	479	477	480	0.9%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	9.85%	S + 5.26%	4.59%	757	757	712	1.3%
Paint Intermediate III, LLC	First Lien - Term Loan	10/9/2031	7.52%	S + 3.00%	4.52%	483	481	486	0.9%
Thor Industries, Inc. (4)	First Lien - Term Loan	11/15/2030	6.61%	S + 2.25%	4.36%	342	340	343	0.6%
Total Automotive							3,103	3,070	5.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

(in thousands)

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

In September 2020, we formed a wholly-owned special purpose financing vehicle, Steele Creek Funding Capital I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. On October 18, 2024, the Company began the process of winding down Funding I. As of June 30, 2025 Funding I does not hold any loans but remains open until all loan assignments are complete and accounts are closed.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, original issuance discounts (“OID”) and purchased discounts and premiums are accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three and six months ended June 30, 2025, there was one loan on non-accrual status. For the three and six months ended June 30, 2024, there were no loans on non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of June 30, 2025, and December 31, 2024, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of June 30, 2025 and December 31, 2024, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Income Taxes – For the three and six months ended June 30, 2025 and 2024, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

Gross management fees for the three and six months ended June 30, 2025 were $353 thousand and $715 thousand, respectively. Net management fees for the three and six months ended June 30, 2025 were zero and $295 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three months ended June 30, 2025, the Investment Advisor did not earn an income incentive fee or capital incentive fee. For the six months ended June 30, 2025, the Investment Advisor earned a gross income incentive fee of $4 thousand, and did not earn a capital incentive fee.

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

For the three and six months ended June 30, 2025 and 2024, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and six months ended June 30, 2025 the Investment Advisor waived $66 thousand and $133 thousand, respectively. For the three and six months ended June 30, 2024 the Investment Advisor waived $121 thousand and $227 thousand, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended June 30, 2025 did not produce realized income sufficient to meet the 6% distribution payment to investors and charge a full management fee on investments. Therefore, the Company waived an additional $287 thousand of management fees for the three and six months ended June 30, 2025. The Company’s performance for the three months ended June 30, 2024 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $349 thousand of management fees for the three and six months ended June 30, 2024.

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

Related Party Transactions

As of June 30, 2025, affiliates owned approximately 43% of the Company representing approximately $23,578 thousand of the Company’s net assets. As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2025 and 2024 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and six months ended June 30, 2025 and 2024, the Company incurred $20 thousand and $40 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of June 30, 2025:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Term Loans	$112,196	$-	$112,157	$39
Delayed Draw Loan	748	-	748	-
Equity	832	-	190	642
Collateralized Loan Obligations	2,005	-	2,005	-
Total Investments	$115,781	$-	$115,100	$681

The following fair value hierarchy table sets forth our investments by level as of December 31, 2024:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Term Loans	$118,706	$-	$118,126	$580
Equity	310	-	310	-
Collateralized Loan Obligations	2,556	-	2,556	-
Total Investments	$121,572	$-	$120,992	$580

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2025, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Term Loans	39	Recent Transactions	Transaction Price	0%	100%	3
Equity	642	Recent Transactions	Transaction Price	0%	100%	20.94
Total	$681

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

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three and six months ended June 30, 2025 there was one investments that transferred between level 2 and level 3 at quarter end. For the three months ended June 30, 2024 there were no transfers between levels. For the six months ended June 30, 2024 there were two term loan investment that transferred from level 3 to level 2 at quarter end. The transfer between levels was made due to availability of broker quotes and increased trading volume for the six months ended June 30, 2024.

Changes in investments categorized as Level 3 for the three and six months ended June 30, 2025 were as follows:

	Three months ended June 30, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$39	$-	$39
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	-	-
Transfers (1)	-	642	642
Acquisitions	-	-	-
Dispositions	-	-	-
Ending Balance	$39	$642	$681

	Six months ended June 30, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$580	$-	$580
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	(541)	-	(541)
Transfers (1)	-	642	642
Acquisitions	-	-	-
Dispositions	-	-	-
Ending Balance	$39	$642	$681

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Numerator - net earnings (loss)	$1,480	$402
Denominator - weighted average shares	6,002	5,943
Net earnings (loss) per share	$0.25	$0.07

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024:

	Three months ended June 30, 2024	Six months ended June 30, 2024
Numerator - net earnings (loss)	$1,585	$1,890
Denominator - weighted average shares	6,360	6,352
Net earnings (loss) per share	$0.25	$0.30

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the six months ended June 30, 2025.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2024	$60,949	5,816,048
January 1, 2025	133	14,115
January 2, 2025	343	36,429
January 2, 2025	(232)	(24,630)
February 3, 2025	180	18,869
March 1, 2025	407	43,693
March 3, 2025	416	44,620
Balance at March 31, 2025	$62,196	5,949,144
April 1, 2025	235	26,014
April 1, 2025	134	14,845
April 1, 2025	(595)	(65,854)
May 1, 2025	841	94,681
June 1, 2025	392	43,144
Balance at June 30, 2025	$63,203	6,061,974

The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the six months ended June 30, 2024.

Date Closed	Capital Raised (in thousands)	Shares Issued
Balance at December 31, 2023	$66,290	6,370,722
January 2, 2024	(524)	(53,915)
February 1, 2024	44	4,480
March 1, 2024	669	69,303
Balance at March 31, 2024	$66,479	6,390,590
April 1, 2024	56	5,908
April 1, 2024	(571)	(59,713)
May 1, 2024	175	18,127
June 3, 2024	325	33,670
Balance at June 30, 2024	$66,464	6,388,582

During the three and six months ended June 30, 2025, the Company issued 178,684 and 336,410 shares with an aggregate value of $1,603 thousand and $3,081 thousand, respectively. During the three and six months ended June 30, 2025, 65,854 and 90,484 shares with an aggregate value of $595 thousand and $827 thousand, respectively, were tendered and accepted by the Company. During the three and six months ended June 30, 2024, the Company issued 57,705 and 131,488 shares with an aggregate value of $556 thousand and $1,269 thousand, respectively. During the three and six months ended June 30, 2024, 59,713 and 113,628 shares with an aggregate value of $571 thousand and $1,095 thousand, respectively, were tendered and accepted by the Company.

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

During the three and six months ended June 30, 2025, 57,989 shares and 115,797 shares were reinvested.

As of June 30, 2025, and December 31, 2024 the Company had 6,061,974 and 5,816,048 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

The BNP Credit Facility was fully repaid on October 18, 2024.

The average debt outstanding and weighted average interest rate for the period October 1, 2024 through October 18, 2024 was $82,686 and 6.15%. For the period October 1, 2024 through October 18, 2024, we incurred interest and debt financing expenses of $388 thousand on the BNP Credit Facility. As of December 31, 2024, there was $0 outstanding or available to be drawn under the BNP Credit Facility. As of December 31, 2024, the BNP Credit Facility did not have a fair value. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of June 30, 2024, Funding I was in compliance with all covenants of the BNP Credit Facility.

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

The weighted average interest rate as of June 30, 2025 and for the period October 18, 2024 through December 31, 2024 was 5.82% and 6.22%, respectively.

For the three and six months ended June 30, 2025, we incurred interest and debt financing expenses of $1,069 thousand and $2,169 thousand, respectively. The average debt outstanding for the three and six months ended June 30, 2025 was $70,435 thousand and $71,889 thousand, respectively.

For the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $976 thousand. The average debt outstanding for the period October 18, 2024 through December 31, 2024 was $73,278 thousand.

As of June 30, 2025 and December 31, 2024, there was $69,845 thousand and $73,278 thousand outstanding and $10,155 thousand and $6,722 thousand available to be drawn under the BoA Credit Facility.

As of June 30, 2025 and December 31, 2024, the BoA Credit Facility had a fair value of $69,845 thousand and $73,278 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of both June 30, 2025 and December 31, 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of June 30, 2025 and December 31, 2024, the Company had no unfunded commitments.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of June 30, 2025. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Six months ended June 30, 2025	Six months ended June 30, 2024	Six months ended June 30, 2023	Six months ended June 30, 2022	Six months ended June 30, 2021
Per share data:
Net asset value at beginning of period	$9.40	$9.71	$8.93	$10.90	$10.76
Net investment income (1)	0.29	0.43	0.49	0.29	0.06
Net realized gain /(loss) (1)	(0.43)	(0.26)	(0.25)	0.03	0.46
Net change in unrealized (depreciation) (1)	0.21	0.12	0.61	(1.74)	0.02
Net (decrease) increase in net assets resulting from operations (1)	0.07	0.29	0.85	(1.42)	0.54
Stockholder distributions from income (2)	(0.32)	(0.39)	(0.38)	(0.33)	(0.33)
Other (3)	(0.01)	0.01	-	0.06	0.06
Net asset value at end of period	$9.14	$9.62	$9.40	$9.21	$11.03

Net assets at end of period	$55,427	$61,459	$53,766	$48,587	$41,708
Shares outstanding at end of period	6,061,974	6,388,582	5,720,234	5,274,748	3,782,214
Total return (2)	0.66%	3.11%	9.70%	(12.90)%	5.62%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	13.52%	15.67%	15.84%	9.64%	11.64%
Ratio of net expenses including waivers and reversals to average net assets (4)	12.75%	14.73%	15.00%	8.67%	10.24%
Ratio of net investment income to average net assets (4)	5.52%	8.08%	10.01%	4.69%	0.74%

Portfolio turnover (5)	52.5%	123.7%	67.9%	71.0%	324.9%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

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

On July 1, 2025, the Company issued and sold 71,663 shares of its common stock to certain investors for an aggregate offering price of $655 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On July 1, 2025, the Company accepted approximately 36,824 shares tendered in the June 2025 tender offer. On July 21, 2025, the Company paid approximately $337 thousand for the tendered shares.

On July 10, 2025, the Company paid its quarterly distribution of approximately $803 thousand, of which approximately $392 thousand or approximately 43,144 shares of the regular divided were reinvested into the fund on June 1, 2025.

On August 1, 2025, the Company issued and sold 2,573 shares of its common stock to certain investors for an aggregate offering price of $24 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

Overview

We are a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC, Moelis Asset and two affiliates. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation (the “Conversion”), named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. On August 28, 2024, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding II, LLC (“Funding II”), a Delaware limited liability company. Funding II was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to Bank of America (“BoA”) and to be used as collateral for the credit facility. On October 18, 2024, the Company began the process of winding down Funding I. As of June 30, 2025, Funding I does not hold any loans but remains open until all loan assignments are complete and accounts are closed.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of June 30, 2025, approximately 1,102,403 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

The leveraged loan market posted positive returns for the second quarter of 2025 despite the uncertain backdrop of tariffs, inflation, and geopolitical tensions. Loan market issuance volumes declined 33% from Q1 with the market largely closed following the “Liberation Day” tariff announcements and ensuing volatility for the month of April.  Technicals continued to be supportive, driven by strong demand from CLO issuance and healthy repayment activity. The S&P UBS Leveraged Loan Index average bid price rose in Q2 to 96.48 from 95.84 in Q1 and the index returned 2.33% for the quarter.

Portfolio and Investment Activity

As of June 30, 2025, our portfolio had a fair market value of approximately $115,781 thousand, a cost basis of approximately $118,500 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 193 investments in 27 industries and in 7 domiciled countries. The following table depicts a summary of the portfolio as of June 30, 2025 (in thousands):

Investments
Cost	$118,500
Cumulative Net Unrealized Depreciation	(2,719)
Fair Value	$115,781
Yield at Cost	7.51%

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

As of June 30, 2025, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 36.4% of our loan portfolio (at fair value) and 37.9% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of quarter end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 52.5% and 123.7% for the six months ended June 30, 2025 and 2024, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of June 30, 2025 and 2024 on the investment was 7.68% and 9.25%, respectively. The following tables depict the portfolio activity (in thousands).

	Three months ended June 30, 2025	Six months ended June 30, 2025
Fair Value, Beginning	$114,297	$121,572
Purchases	18,782	61,551
Sales and Repayments	(18,010)	(66,283)
Payment in-kind interest income	61	133
Non-cash income accrual	46	113
Net realized gains (losses)	(2,701)	(2,546)
Net unrealized appreciation (depreciation)	3,306	1,241
Fair Value, Ending	$115,781	$115,781

	Three months ended June 30, 2024	Six months ended June 30, 2024
Fair Value, Beginning	$140,676	$138,533
Purchases	80,273	172,359
Sales and Repayments	(82,823)	(171,931)
Payment in-kind interest income	74	78
Non-cash income accrual	59	136
Net realized gains (losses)	(1,642)	(1,629)
Net unrealized appreciation (depreciation)	1,716	787
Fair Value, Ending	$138,333	$138,333

	Three months ended June 30, 2025	Six months ended June 30, 2025
Investments, Beginning	187	190
Purchases (new)	32	84
Complete exit	(26)	(81)
Investments, Ending	193	193

	Three months ended June 30, 2024	Six months ended June 30, 2024
Investments, Beginning	209	205
Purchases (new)	88	167
Complete exit	(88)	(163)
Investments, Ending	209	209

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $600 thousand at fair value, or 0.5% of the total portfolio, as of the six months ended June 30, 2025. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of June 30, 2025:

Industry	As of June 30, 2025
Banking, Finance, Insurance & Real Estate	15.9%
Services: Business	14.3%
Healthcare & Pharmaceuticals	9.4%
Construction & Building	6.4%
Telecommunications	6.4%
Hotel, Gaming & Leisure	5.7%
High Tech Industries	5.4%
Chemicals, Plastics & Rubber	4.6%
Aerospace & Defense	3.8%
Containers, Packaging & Glass	3.1%
Retail	3.0%
Services: Consumer	2.9%
Automotive	2.7%
Capital Equipment	2.7%
Media: Broadcasting & Subscription	2.3%
Energy: Oil & Gas	2.2%
Transportation: Cargo	1.5%
Utilities: Electric	1.3%
Consumer goods: Non-durable	1.2%
Energy: Electricity	1.1%
Transportation: Consumer	1.0%
Beverages, Food & Tobacco	0.9%
Metals & Mining	0.8%
Consumer Goods: Durable	0.5%
Media: Advertising, Printing & Publishing	0.4%
Forest Products & Paper	0.3%
Utilities: Oil & Gas	0.2%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $640 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2024. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2024:

Industry	As of December 31, 2024
Banking, Finance, Insurance & Real Estate	14.6%
Services: Business	14.1%
Healthcare & Pharmaceuticals	9.5%
Construction & Building	7.1%
Telecommunications	5.8%
High Tech Industries	5.6%
Hotel, Gaming & Leisure	5.4%
Chemicals, Plastics, & Rubber	4.9%
Aerospace & Defense	4.0%
Containers, Packaging & Glass	3.0%
Retail	2.8%
Automotive	2.5%
Transportation: Cargo	2.3%
Energy: Electricity	2.3%
Media: Broadcasting & Subscription	2.2%
Energy: Oil & Gas	2.0%
Services: Consumer	2.0%
Capital Equipment	1.8%
Media: Advertising, Printing & Publishing	1.6%
Beverage, Food & Tobacco	1.4%
Transportation: Consumer	1.3%
Utilities: Electric	1.3%
Consumer goods: Durable	1.0%
Metals & Mining	0.7%
Consumer goods: Non-durable	0.6%
Forest Products & Paper	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30, 2025	Six months ended June 30, 2025
Investment income:
Interest income	$2,254	$4,817
Payment in-kind interest income	61	133
Total investment income	2,315	4,950

Expenses:
Management fees	353	715
Interest and debt financing expenses	1,069	2,169
Professional fees	107	228
Incentive fees	-	4
Administration expenses	80	133
Directors’ fees	20	40
Custody fees	21	34
Other general and administrative expenses	143	340
Total expenses	1,793	3,663
Less: management fees waived	(353)	(420)
Net expenses	1,440	3,243
Net investment income	875	1,707
Net realized (loss) gain on investments	(2,701)	(2,546)
Net unrealized appreciation (depreciation) on investments	3,306	1,241
Net realized and unrealized gain (loss) on investments	605	(1,305)
Net increase (decrease) in net assets	$1,480	$402

	Three months ended June 30, 2024	Six months ended June 30, 2024
Investment income:
Interest income	$3,387	$6,836
Payment in-kind interest income	74	78
Other income	51	59
Total investment income	3,512	6,973

Expenses:
Management fees	470	925
Interest and debt financing expenses	1,559	3,044
Professional fees	110	209
Incentive fees	-	56
Administration expenses	90	150
Directors’ fees	20	40
Custody fees	11	23
Other general and administrative expenses	211	370
Total expenses	2,471	4,817
Less: management fees waived	(470)	(576)
Net expenses	2,001	4,241
Net investment income	1,511	2,732
Net realized (loss) gain on investments	(1,642)	(1,629)
Net unrealized appreciation (depreciation) on investments	1,716	787
Net realized and unrealized gain (loss) on investments	74	(842)
Net increase (decrease) in net assets	$1,585	1,890

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and six months ended June 30, 2025 was approximately $2,315 thousand and $4,950 thousand, respectively. Investment income for the three and six months ended June 30, 2024 was approximately $3,512 thousand and $6,973 thousand, respectively. The decrease in total investment income was driven by repricing/refinancing activities and lower SOFR rates during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

Total Expenses

Total expenses for the three and six months ended June 30, 2025 of approximately $1,793 thousand and $3,663 thousand, respectively. Total expenses for the three and six months ended June 30, 2024 of approximately $2,471 thousand and $4,817 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three and six months ended June 30, 2025, the Investment Advisor waived $353 thousand of management fees and $420 thousand, respectively. The actions taken by Moelis Asset the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2025 of approximately $1,793 thousand to approximately $1,440 thousand and $3,663 thousand to approximately $3,243 thousand.

For the three and six months ended June 30, 2024, the Investment Advisor waived $470 thousand and $576 thousand of management fees, respectively. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2024 of approximately $2,471 thousand to approximately $2,001 thousand and $4,817 thousand to approximately $4,241 thousand, respectively.

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the three and six months ended June 30, 2025 totaled approximately $18,010 thousand and $66,283 thousand, respectively, resulting in net realized losses of approximately $2,701 thousand and $2,546 thousand, respectively.

Sales and repayments of investments during the three and six months ended June 30, 2024 totaled approximately $82,823 thousand and $171,931 thousand, respectively, resulting in net realized losses of approximately $1,642 thousand and $1,629 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation for the three and six months ended June 30, 2025 totaled approximately $3,306 thousand and $1,241 thousand, respectively. Unrealized appreciation during the three and six months ended June 30, 2024 totaled approximately $1,716 thousand and $787 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and six months ended June 30, 2025, the Company issued and sold 178,684 and 336,410 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $1,603 thousand and $3,081 thousand. For the three and six months ended June 30, 2024, the Company issued and sold 57,705 and 131,488 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $556 thousand and $1,269 thousand, respectively.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three and six months ended June 30, 2025, approximately 65,854 and 90,484 shares with an aggregate value of $595 thousand and $827 thousand were tendered and accepted by the Company. During the three and six months ended June 30, 2024, approximately 59,713 shares and 113,628 shares with an aggregate value of $571 thousand and $1,095 thousand were tendered and accepted by the Company.

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

The following table summarizes the Company’s distributions reinvested during the three months ended June 30, 2025.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended June 30, 2025:
April 1, 2025	9.03	14,845	$134
June 1, 2025	9.09	43,144	392
Total distributions reinvested		57,989	$526

For the three months ended June 30, 2024, no shares were reinvested.

As of August 8, 2025, 6,099,386 shares of the Company’s Common Stock was issued and outstanding.

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

The BNP Credit Facility was fully repaid on October 18, 2024.

The average debt outstanding and weighted average interest rate for the period October 1, 2024 through October 18, 2024 was $82,686 and 6.15%. For the period October 1, 2024 through October 18, 2024, we incurred interest and debt financing expenses of $388 thousand on the BNP Credit Facility. As of December 31, 2024, there was $0 outstanding or available to be drawn under the BNP Credit Facility. As of December 31, 2024, the BNP Credit Facility did not have a fair value. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of June 30, 2024, Funding I was in compliance with all covenants of the BNP Credit Facility.

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

The weighted average interest rate as of June 30, 2025 and for the period October 18, 2024 through December 31, 2024 was 5.82% and 6.22%, respectively.

For the three and six months ended June 30, 2025, we incurred interest and debt financing expenses of $1,069 thousand and $2,169 thousand, respectively. The average debt outstanding for the three and six months ended June 30, 2025 was $70,435 thousand and $71,889 thousand, respectively.

For the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $976 thousand. The average debt outstanding for the period October 18, 2024 through December 31, 2024 was $73,278 thousand.

As of June 30, 2025 and December 31, 2024, there was $69,845 thousand and $73,278 thousand outstanding and $10,155 thousand and $6,722 thousand available to be drawn under the BoA Credit Facility.

As of June 30, 2025 and December 31, 2024, the BoA Credit Facility had a fair value of $69,845 thousand and $73,278 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of both June 30, 2025 and December 31, 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

As of June 30, 2025 and December 31, 2024, the Company had total senior securities of $69,845 thousand and $73,278 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 179.4% and 174.6%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three and six months ended June 30, 2025, the Company incurred expenses of approximately $1,793 thousand and $3,663 thousand, respectively. For the three and six months ended June 30, 2024, the Company incurred expenses of approximately $2,471 thousand and $4,817 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2025 we had one loan on non-accrual status. As of June 30, 2024 we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of June 30, 2025 and December 31, 2024, the Company had no unfunded commitments.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025 and December 31, 2024, we had no outstanding commitments. These outstanding commitments can be comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of June 30, 2025, affiliates owned approximately 43% of the Company representing approximately $23,578 thousand of the Company’s net assets. As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2025 and 2024, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For both the three and six months ended June 30, 2025 and 2024, the Company incurred $20 thousand and $40 thousand in directors’ fees expense.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and six months ended June 30, 2025 and 2024 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period.

Investment Advisory Agreement

We have initially entered into the Investment Advisory Agreement with the Investment Advisor, an affiliate of Moelis Asset, which was approved by our Board and our sole stockholder for an initial two-year term, under which the Investment Advisor, subject to the overall supervision of our Board, manages the day-to-day operations of and provides investment advisory services to us. Subsequent to that two-year term, the Board has approved the Investment Advisory Agreement of Investment Advisor for renewal annually.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three and six months ended June 30, 2025 were zero and $295 thousand, respectively. Net management fees for the three and six months ended June 30, 2024 were zero and $349 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On July 1, 2025, the Company issued and sold 71,663 shares of its common stock to certain investors for an aggregate offering price of $655 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On July 1, 2025, the Company accepted approximately 36,824 shares tendered in the June 2025 tender offer. On July 21, 2025, the Company paid approximately $337 thousand for the tendered shares.

On July 10, 2025, the Company paid its quarterly distribution of approximately $803 thousand, of which approximately $392 thousand or approximately 43,144 shares of the regular divided were reinvested into the fund on June 1, 2025.

On August 1, 2025, the Company issued and sold 2,573 shares of its common stock to certain investors for an aggregate offering price of $24 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

As of June 30, 2025, 100% of our loan portfolio bore interest at floating rates with 36.4% (at fair value) having an interest rate floor between 0.50% and 2.00%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to nine months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to six months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of June 30, 2025
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,592	$(2,157)	$1,435
Up 200 basis points	2,395	(1,438)	957
Up 100 basis points	1,197	(719)	478
Down 100 basis points	(1,197)	719	(478)
Down 200 basis points	(2,393)	1,438	(955)
Down 300 basis points	(3,583)	2,157	(1,426)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this quarterly report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of June 30, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended June 30, 2025, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Steele Creek Capital Corporation

Date: August 8, 2025	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer,
Chief Investment Officer, and President
(Principal Executive Officer)

Date: August 8, 2025	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)