Form 10-Q
period 2025-09-30
Steele Creek Capital Corp
filed 2025-11-14
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the registrant had 6,129,854 shares of common stock, $0.001 par value per share, outstanding.

.

STEELE CREEK CAPITAL CORPORATION

i

Part I. Financial Information

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $123,927 and $125,533, respectively)	$119,798	$121,572
Cash	10,850	2,612
Receivable for investments sold	2,993	18,374
Prepaid expenses and other assets	542	573
Interest receivable	490	648
Total assets	$134,673	$143,779

Liabilities
Credit facility	71,889	73,278
Payable for investments purchased	6,492	14,209
Management fees payable	295	310
Interest payable	124	143
Accounts payable and accrued expenses	445	448
Distributions payable	428	707
Total liabilities	79,673	89,095

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 450,000,000 shares authorized and 6,156,455 and 5,816,048 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	65,202	62,091
Total distributable (deficit) earnings	(10,208)	(7,413)
Total net assets	$55,000	$54,684

Total liabilities and net assets	$134,673	$143,779

Net asset value per share	$8.93	$9.40

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2025	Nine months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2024

Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,314	$7,131	$3,263	$10,099
Payment in-kind interest income	70	203	56	134
Other income	-	-	3	62
Total investment income	2,384	7,334	3,322	10,295

Expenses:
Management fees	339	1,054	460	1,385
Interest and debt financing expenses	1,080	3,249	1,556	4,600
Professional fees	139	367	124	333
Incentive fees	-	4	40	96
Administration expenses	102	235	52	202
Directors’ fees	20	60	20	60
Legal fees – paid by Moelis Asset	-	-	11	11
Custody fees	27	61	12	35
Other general and administrative expenses	113	453	123	493
Total expenses	1,820	5,483	2,398	7,215
Less: management fees waived	(45)	(465)	(129)	(705)
Net expenses	1,775	5,018	2,269	6,510
Net investment income	609	2,316	1,053	3,785

Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on non-controlled/non-affiliated company investments	360	(2,186)	(53)	(1,682)
Net change in unrealized (depreciation) appreciation on non-controlled/non-affiliated company investments	(1,410)	(169)	(402)	385

Total net realized and unrealized (loss) gain on investments	(1,050)	(2,355)	(455)	(1,297)

Net (decrease) increase in net assets resulting from operations	$(441)	$(39)	$598	$2,488

Per share data:
Net investment income per share - basic and diluted	$0.10	$0.39	$0.18	$0.61
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$(0.07)	$(0.01)	$0.10	$0.40
Weighted average shares outstanding - basic and diluted	6,117	6,002	5,772	6,157

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands)

	Three months ended September 30, 2025	Nine months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2024
Operations
Net investment income	$609	$2,316	$1,053	$3,785
Net realized (loss) gain on investments	360	(2,186)	(53)	(1,682)
Net change in unrealized appreciation (depreciation) on investments	(1,410)	(169)	(402)	385
Net increase (decrease) in net assets resulting from operations	(441)	(39)	598	2,488

Contributions for Expenses
Contributions for legal fees	-	-	11	11

Distributions to Stockholders
Distributions of realized income	(843)	(2,756)	(1,120)	(3,583)

Capital Share Transactions
Issuance of common shares	779	2,794	265	1,534
Common shares issued from reinvestment of distributions	415	1,481	-	-
Repurchase of common shares	(337)	(1,164)	(6,059)	(7,154)
Total Capital Share Transactions	857	3,111	(5,794)	(5,620)

Net Assets
Net increase (decrease) in net assets during the period	(427)	316	(6,305)	(6,704)
Net assets at beginning of period	55,427	54,684	61,459	61,858
Net assets at end of period	55,000	55,000	55,154	55,154

Capital Share Activity
Issuance of common shares	85	306	28	160
Common shares issued from reinvestment of distributions	46	162	-	-
Repurchase of common shares	(37)	(128)	(630)	(744)
Shares issued and outstanding at beginning of period	6,062	5,816	6,389	6,371
Shares issued and outstanding at end of period	6,156	6,156	5,787	5,787

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(39)	$2,488

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments (1)	(81,941)	(233,425)
Proceeds from sales of investments and paydowns (1)	81,704	244,590
Payment in-kind interest income	(203)	(134)
Amortization of premium/accretion of discount, net	(141)	(181)
Net realized loss (gain) on investments	2,186	1,682
Net change in unrealized depreciation (appreciation) on investments	169	(385)
Changes in operating assets and liabilities:
Receivable for investments sold	15,381	(2,877)
Prepaid expenses and other assets	31	139
Interest receivable	158	105
Payable for investments purchased	(7,717)	797
Management fees payable	(15)	(12)
Interest payable	(19)	(36)
Incentive fees payable	-	(40)
Accounts payable and accrued expenses	(3)	126
Directors’ fees payable	-	20
Net cash provided by (used in) operating activities	9,551	12,857

Cash flows from financing activities:
Proceeds from issuance of common shares	2,794	1,534
Repurchase of common shares	(1,164)	(7,154)
Proceeds from issuance of debt	12,211	8,870
Repayments on debt	(13,600)	(10,500)
Contributions from Moelis Asset for legal fees	-	11
Stockholder distributions paid	(1,554)	(4,544)
Net cash provided by (used in) financing activities	(1,313)	(11,783)

Net increase in Cash	8,238	1,074
Cash, beginning of period	2,612	9,325
Cash, end of period	$10,850	$10,399

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$3,269	$4,635
Supplemental non-cash information:
Reinvestment of shareholder distribution	$1,481	$-

(1)	Of the amount reported for the nine months ended September 30, 2025 and 2024, $500 thousand and $1,073 thousand, respectively, represent non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -218.2% of Shareholder’s Equity (3)
Investments made in the United States
Aerospace & Defense
Amentum Holdings, Inc. (4)	First Lien - Term Loan	9/29/2031	6.41%	S + 2.25%	4.16%	870	$869	$871	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	10.76%	S + 1.26% +5.50% PIK	4.00%	551	545	368	0.7%
KBR, Inc. (4)	First Lien - Term Loan	1/17/2031	6.16%	S + 2.00%	4.16%	208	208	208	0.4%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.60%	S + 5.60%	4.00%	853	838	853	1.6%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	6.50%	S + 2.50%	4.00%	990	988	991	1.8%
Vertex Aerospace Services LLC	First Lien - Term Loan	12/6/2030	6.41%	S + 2.25%	4.16%	246	246	246	0.4%
Total Aerospace & Defense							3,694	3,537	6.5%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	6.41%	S + 2.25%	4.16%	94	93	94	0.2%
American Axle & Manufacturing, Inc.	First Lien - Term Loan	2/24/2032	7.38%	S + 3.25%	4.13%	250	249	249	0.5%
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	8.28%	S + 4.11%	4.16%	824	821	817	1.5%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	9.57%	S + 5.26%	4.31%	753	753	274	0.5%
Holley Inc. (4)	First Lien - Term Loan	11/17/2028	8.03%	S + 3.86%	4.16%	867	845	858	1.6%
Paint Intermediate III, LLC	First Lien - Term Loan	10/9/2031	7.24%	S + 3.00%	4.24%	481	478	481	0.9%
Thor Industries, Inc. (4)	First Lien - Term Loan	11/15/2030	6.41%	S + 2.25%	4.16%	100	100	100	0.2%
Total Automotive							3,339	2,873	5.4%

Banking, Finance, Insurance & Real Estate
Apollo Commercial Real Estate Finance, Inc. (4)	First Lien - Term Loan	6/13/2030	7.40%	S + 3.25%	4.15%	309	307	312	0.6%
Baldwin Insurance Group Holdings, LLC, The (4)	First Lien - Term Loan	5/26/2031	6.64%	S + 2.50%	4.14%	815	813	817	1.5%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	6.91%	S + 2.75%	4.16%	726	726	727	1.3%
BRTPT 2023-1A (4)	Collateralized Loan Obligation	7/26/2038	11.41%	S + 7.10%	4.31%	500	500	509	0.9%
Citadel Securities LP	First Lien - Term Loan	10/31/2031	6.16%	S + 2.00%	4.16%	700	697	703	1.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Clipper Acquisitions Corp.	First Lien - Term Loan	3/3/2028	6.04%	S + 1.86%	4.18%	422	419	414	0.8%
CPI Holdco B, LLC	First Lien - Term Loan	5/17/2031	6.16%	S + 2.00%	4.16%	399	396	399	0.7%
Cushman & Wakefield U.S. Borrower, LLC (4)	First Lien - Term Loan	1/31/2030	6.91%	S + 2.75%	4.16%	420	414	422	0.8%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	9.17%	S + 5.00%	4.17%	959	944	959	1.7%
FinCo I LLC	First Lien - Term Loan	6/27/2029	5.91%	S + 1.75%	4.16%	735	733	734	1.3%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	6.41%	S + 2.25%	4.16%	841	840	843	1.5%
GIH Borrower, LLC (4)	First Lien - Term Loan	11/26/2031	6.50%	S + 2.50%	4.00%	538	536	540	1.0%
Greystar Real Estate Partners, LLC (4)	First Lien - Term Loan	8/21/2030	6.81%	S + 2.50%	4.31%	518	512	519	0.9%
Hudson River Trading LLC	First Lien - Term Loan	3/18/2030	7.15%	S + 3.00%	4.15%	868	861	871	1.6%
Jane Street Group, LLC	First Lien - Term Loan	12/15/2031	6.20%	S + 2.00%	4.20%	738	737	734	1.3%
Lakeview Loan Servicing, LLC (4)	First Lien - Term Loan	6/21/2029	7.55%	S + 3.36%	4.19%	980	977	980	1.8%
Nexus Buyer LLC	First Lien - Term Loan	7/31/2031	7.66%	S + 3.50%	4.16%	892	888	891	1.6%
OFSBS 2022-11A (4)	Collateralized Loan Obligation	10/18/2035	7.83%	S + 3.50%	4.33%	1,000	1,000	1,008	1.8%
OFSI Fund LTD (4)	Collateralized Loan Obligation	3/31/2038	10.78%	S + 6.50%	4.28%	500	500	511	0.9%
Osaic Holdings, Inc. (4)	First Lien - Term Loan	7/30/2032	7.16%	S + 3.00%	4.16%	414	414	414	0.8%
Osttra Group Ltd.	First Lien - Term Loan	5/20/2032	7.43%	S + 3.50%	3.93%	550	548	553	1.0%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	7.03%	S + 2.86%	4.16%	942	926	941	1.7%
Resolute Investment Managers, Inc.(4)	First Lien - Term Loan	10/30/2028	10.76%	S + 6.76%	4.00%	450	450	396	0.7%
Resolute Investment Managers, Inc. (4)	Equity	—	—	—	—	3	—	11	0.0%
Russell Investments US Institutional Holdco, Inc.	First Lien - Term Loan	5/30/2027	10.81%	S + 5.00% +1.50% PIK	4.31%	1,125	1,122	1,083	2.0%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	1/2/2030	6.16%	S + 2.00%	4.16%	305	304	305	0.6%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	9/24/2032	6.41%	S + 2.25%	4.16%	300	299	301	0.5%
USI, Inc.	First Lien - Term Loan	11/21/2029	6.25%	S + 2.25%	4.00%	519	519	519	0.9%
Victory Capital Holdings, Inc. (4)	First Lien - Term Loan	9/23/2032	6.10%	S + 2.10%	4.00%	875	874	875	1.6%
Total Banking, Finance, Insurance & Real Estate							18,256	18,291	33.1%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Beverage, Food & Tobacco
Golden State Foods LLC	First Lien - Term Loan	12/4/2031	8.00%	S + 4.00%	4.00%	206	206	207	0.4%
JBT Marel Corporation	First Lien - Term Loan	1/2/2032	5.91%	S + 1.75%	4.16%	618	617	619	1.1%
Total Beverage, Food & Tobacco							823	826	1.5%

Capital Equipment
Chart Industries, Inc. (4)	First Lien - Term Loan	3/15/2030	6.79%	S + 2.50%	4.29%	843	840	849	1.5%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	6.50%	S + 2.50%	4.00%	597	594	598	1.1%
Crown Equipment Corporation	First Lien - Term Loan	10/10/2031	6.53%	S + 2.25%	4.28%	627	627	629	1.1%
Mirion Technologies (US Holdings), Inc.	First Lien - Term Loan	6/4/2032	6.25%	S + 2.25%	4.00%	750	750	751	1.4%
Project Aurora Holdco 1 Limited	First Lien - Term Loan	9/30/2032	6.88%	S + 2.75%	4.13%	131	131	131	0.2%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	7.31%	S + 3.00%	4.31%	756	753	758	1.4%
Total Capital Equipment							3,695	3,716	6.7%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	7.91%	S + 3.75%	4.16%	973	969	975	1.8%
H.B. Fuller Company (4)	First Lien - Term Loan	2/15/2030	5.91%	S + 1.75%	4.16%	417	417	419	0.8%
Ineos US Finance LLC (4)	First Lien - Term Loan	2/18/2030	7.41%	S + 3.25%	4.16%	674	670	612	1.1%
Koppers Inc.	First Lien - Term Loan	4/10/2030	6.66%	S + 2.50%	4.16%	145	145	146	0.3%
Solstice Advanced Materials Inc	First Lien - Term Loan	9/17/2032	5.59%	S + 1.75%	3.84%	258	258	259	0.5%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2030	7.28%	S + 3.00%	4.28%	497	488	492	0.9%
Tronox Finance LLC	First Lien - Term Loan	4/4/2029	6.25%	S + 2.25%	4.00%	993	992	906	1.6%
Total Chemicals, Plastics, & Rubber							3,939	3,809	7.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Construction & Building
APi Group DE, Inc. (4)	First Lien - Term Loan	1/3/2029	5.91%	S + 1.75%	4.16%	512	512	512	0.9%
Core & Main LP	First Lien - Term Loan	2/9/2031	6.17%	S + 2.00%	4.17%	691	688	691	1.3%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	7.66%	S + 3.50%	4.16%	622	618	627	1.1%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	6.70%	S + 2.50%	4.20%	560	555	562	1.0%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	6.41%	S + 2.25%	4.16%	740	739	741	1.3%
SiteOne Landscape Supply Holding, LLC (4)	First Lien - Term Loan	3/23/2030	5.93%	S + 1.75%	4.18%	738	736	740	1.3%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	7.17%	S + 3.00%	4.17%	630	619	631	1.1%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	6.75%	S + 2.75%	4.00%	983	979	987	1.8%
White Cap Supply Holdings, LLC	First Lien - Term Loan	10/19/2029	7.42%	S + 3.25%	4.17%	210	210	211	0.4%
Total Construction & Building							5,656	5,702	10.2%

Consumer Goods: Durable
MillerKnoll, Inc.	First Lien - Term Loan	8/9/2032	6.41%	S + 2.25%	4.16%	517	515	517	0.9%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.51%	S + 4.51%	4.00%	527	526	452	0.8%
Resideo Funding Inc.	First Lien - Term Loan	8/13/2032	6.04%	S + 2.00%	4.04%	500	499	501	0.9%
Total Consumer Goods: Durable							1,540	1,470	2.6%

Consumer Goods: Non-Durable
ABG Intermediate Holdings 2 LLC	First Lien - Term Loan	2/13/2032	6.41%	S + 2.25%	4.16%	746	744	746	1.4%
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	8.03%	S + 3.86%	4.16%	811	810	516	0.9%
Total Consumer Goods: Non-Durable							1,554	1,262	2.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Containers, Packaging & Glass
Altium Packaging LLC	First Lien - Term Loan	6/11/2031	6.66%	S + 2.50%	4.16%	726	726	713	1.3%
Closure Systems International Group Inc.	First Lien - Term Loan	3/22/2029	7.16%	S + 3.00%	4.16%	741	738	742	1.3%
Plastipak Holdings, Inc.	First Lien - Term Loan	9/10/2032	6.66%	S + 2.50%	4.16%	827	823	828	1.5%
PLZ Corp.	First Lien - Term Loan	8/3/2026	7.91%	S + 3.75%	4.16%	642	639	603	1.1%
Ring Container Technologies Group, LLC	First Lien - Term Loan	9/15/2032	6.66%	S + 2.50%	4.16%	437	436	437	0.8%
Sabert Corporation	First Lien - Term Loan	12/10/2026	7.28%	S + 3.11%	4.16%	755	754	758	1.4%
Technimark Holdings LLC	First Lien - Term Loan	4/14/2031	7.39%	S + 3.25%	4.14%	716	716	717	1.3%
Total Containers, Packaging & Glass							4,832	4,798	8.7%

Energy: Electricity
Compass Power Generation, L.L.C.	First Lien - Term Loan	4/14/2029	7.41%	S + 3.25%	4.16%	202	201	204	0.4%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	5/30/2031	6.66%	S + 2.50%	4.16%	245	244	246	0.4%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	5.91%	S + 1.75%	4.16%	362	362	363	0.7%
Total Energy: Electricity							807	813	1.5%

Energy: Oil & Gas
AL GCX Fund VIII Holdings LLC	First Lien - Term Loan	1/30/2032	6.22%	S + 2.00%	4.22%	188	187	188	0.3%
AL NGPL Holdings, LLC	First Lien - Term Loan	12/9/2030	6.53%	S + 2.25%	4.28%	603	605	604	1.1%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	6.50%	S + 2.50%	4.00%	178	177	178	0.3%
Buckeye Partners, L.P.	First Lien - Term Loan	11/22/2032	5.95%	S + 1.85%	4.10%	257	257	257	0.5%
CQP Holdco LP	First Lien - Term Loan	12/31/2030	6.00%	S + 2.00%	4.00%	720	719	721	1.3%
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	6.29%	S + 2.00%	4.29%	189	189	189	0.3%
ITT Holdings LLC	First Lien - Term Loan	10/11/2030	6.64%	S + 2.48%	4.16%	670	659	671	1.2%
M6 ETX Holdings II Midco LLC	First Lien - Term Loan	4/1/2032	6.63%	S + 2.50%	4.13%	310	310	311	0.6%
Total Energy: Oil & Gas							3,103	3,119	5.6%

Environmental Industries
Reworld Holding Corporation	First Lien - Term Loan	1/15/2031	6.41%	S + 2.25%	4.16%	207	206	207	0.4%
Total Environmental Industries							206	207	0.4%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Forest Products & Paper
Mativ Holdings, Inc. (4)	First Lien - Term Loan	4/20/2028	8.03%	S + 3.86%	4.16%	313	312	312	0.6%
Total Forest Products & Paper							312	312	0.6%

Healthcare & Pharmaceuticals
Amneal Pharmaceuticals LLC	First Lien - Term Loan	8/1/2032	7.66%	S + 3.50%	4.16%	827	825	828	1.5%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	8.51%	S + 4.35%	4.16%	242	237	180	0.3%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	6.91%	S + 2.75%	4.16%	451	450	448	0.8%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	7.41%	S + 3.25%	4.16%	207	206	207	0.4%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	8.28%	S + 4.11%	4.16%	926	925	873	1.6%
Ensemble RCM, LLC	First Lien - Term Loan	8/1/2029	7.31%	S + 3.00%	4.31%	705	701	708	1.3%
Golden State Buyer, Inc.	First Lien - Term Loan	3/21/2027	9.01%	S + 4.85%	4.16%	914	913	916	1.7%
ImageFirst Holdings, LLC	First Lien - Term Loan	3/12/2032	7.31%	S + 3.25%	4.06%	499	498	501	0.9%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	8.71%	S + 4.51%	4.20%	955	953	325	0.6%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	5.75%	S + 1.75%	4.00%	246	246	247	0.4%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/14/2031	6.89%	S + 2.75%	4.14%	327	326	329	0.6%
Onex TSG Intermediate Corp.	First Lien - Term Loan	8/6/2032	8.00%	S + 3.75%	4.25%	620	617	624	1.1%
Option Care Health, Inc.	First Lien - Term Loan	9/16/2032	5.89%	S + 1.75%	4.14%	207	206	207	0.4%
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	6.66%	S + 2.50%	4.16%	985	977	987	1.8%
QuidelOrtho Corporation	First Lien - Term Loan	8/20/2032	8.00%	S + 4.00%	4.00%	413	405	412	0.7%
Sonrava Health Holdings, LLC	First Lien - Term Loan	8/18/2028	10.78%	S + 1.26% +5.50% PIK	4.02%	1,592	1,590	361	0.7%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	8.64%	S + 4.36%	4.28%	1,069	1,067	1,069	1.9%
US Radiology Specialists, Inc. (US Outpatient Imaging Services, Inc.)	First Lien - Term Loan	12/15/2027	8.75%	S + 4.75%	4.00%	100	99	100	0.2%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	6.16%	S + 2.00%	4.16%	358	358	358	0.7%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	11/26/2031	7.41%	S + 3.25%	4.16%	752	749	753	1.4%
Total Healthcare & Pharmaceuticals							12,348	10,433	19.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
High Tech Industries
Connect Wise, LLC	First Lien - Term Loan	9/29/2028	7.76%	S + 3.76%	4.00%	549	548	551	1.0%
Gen Digital Inc. (4)	First Lien - Term Loan	4/16/2032	5.91%	S + 1.75%	4.16%	998	993	995	1.8%
Genesys Cloud Services Holdings I, LLC	First Lien - Term Loan	1/30/2032	6.66%	S + 2.50%	4.16%	584	583	581	1.1%
Ivanti Security Holdings LLC	First Lien - Term Loan	6/1/2029	10.05%	S + 5.75%	4.30%	998	988	1028	1.9%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	8.57%	S + 4.26%	4.31%	959	958	929	1.7%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	7.91%	S + 3.75%	4.16%	736	729	738	1.3%
SS&C Technologies Holdings, Inc. (4)	First Lien - Term Loan	5/9/2031	6.16%	S + 2.00%	4.16%	578	578	580	1.1%
UKG Inc.	First Lien - Term Loan	2/10/2031	6.81%	S + 2.50%	4.31%	500	500	500	0.9%
Ultra Clean Holdings, Inc. (4)	First Lien - Term Loan	2/25/2028	6.91%	S + 2.75%	4.16%	278	277	279	0.5%
VeriFone Systems, Inc.	First Lien - Term Loan	8/18/2028	9.82%	S + 5.51%	4.31%	1,212	1,211	1,176	2.1%
Total High Tech Industries							7,365	7,357	13.4%

Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	6.66%	S + 2.50%	4.16%	496	496	498	0.9%
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	6.91%	S + 2.75%	4.16%	498	493	500	0.9%
Creative Artists Agency, LLC	First Lien - Term Loan	10/1/2031	6.66%	S + 2.50%	4.16%	249	249	250	0.5%
Herschend Entertainment Company, LLC	First Lien - Term Loan	5/27/2032	7.41%	S + 3.25%	4.16%	249	249	251	0.5%
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	5.91%	S + 1.75%	4.16%	750	749	752	1.4%
PCI Gaming Authority	First Lien - Term Loan	7/18/2031	6.16%	S + 2.00%	4.16%	926	926	926	1.7%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	10.26%	S + 6.10%	4.16%	156	156	148	0.3%
Seaworld Parks & Entertainment, Inc. (4)	First Lien - Term Loan	12/4/2031	6.16%	S + 2.00%	4.16%	739	739	739	1.3%
Six Flags Entertainment Corporation (4)	First Lien - Term Loan	5/1/2031	6.16%	S + 2.00%	4.16%	497	497	495	0.9%
Station Casinos LLC	First Lien - Term Loan	3/14/2031	6.16%	S + 2.00%	4.16%	217	216	217	0.4%
TKO Worldwide Holdings, LLC	First Lien - Term Loan	11/21/2031	6.04%	S + 2.00%	4.04%	155	154	155	0.3%
Wasserman Media Group, LLC	First Lien - Term Loan	6/23/2032	7.16%	S + 3.00%	4.16%	250	249	251	0.5%
Total Hotel, Gaming & Leisure							5,173	5,182	9.6%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Media: Advertising, Printing & Publishing
McGraw-Hill Education, Inc.	First Lien - Term Loan	8/6/2031	6.91%	S + 2.75%	4.16%	103	103	103	0.2%
Oceankey (U.S.) II Corp.	First Lien - Term Loan	12/15/2028	7.76%	S + 3.60%	4.16%	199	198	200	0.4%
Outfront Media Capital LLC (Outfront Media Capital Corporation)	First Lien - Term Loan	9/24/2032	6.16%	S + 2.00%	4.16%	207	207	207	0.4%
Total Media: Advertising, Printing & Publishing							508	510	1.0%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	6.29%	S + 2.00%	4.29%	983	979	982	1.8%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.22%	S + 4.18%	4.04%	294	295	172	0.3%
Sinclair Television Group, Inc.	First Lien - Term Loan	12/31/2030	8.36%	S + 4.20%	4.16%	728	714	660	1.2%
Univision Communications Inc.	First Lien - Term Loan	1/31/2029	7.78%	S + 3.61%	4.16%	741	735	739	1.3%
Total Media: Broadcasting & Subscription							2,723	2,553	4.6%

Media: Diversified & Production
TouchTunes Music Group, LLC	First Lien - Term Loan	4/2/2029	8.75%	S + 4.75%	4.00%	310	308	307	0.6%
Total Media: Diversified & Production							308	307	0.6%

Retail
Apro, LLC	First Lien - Term Loan	7/9/2031	7.94%	S + 3.75%	4.19%	644	642	644	1.2%
Evergreen Acqco 1 LP	First Lien - Term Loan	9/17/2032	7.03%	S + 3.00%	4.03%	258	257	259	0.5%
Flynn Restaurant Group LP	First Lien - Term Loan	1/28/2032	7.91%	S + 3.75%	4.16%	746	743	748	1.4%
Great Outdoors Group, LLC	First Lien - Term Loan	1/23/2032	7.41%	S + 3.25%	4.16%	865	863	865	1.6%
Upbound Group, Inc. (4)	First Lien - Term Loan	8/13/2032	6.88%	S + 2.75%	4.13%	538	538	539	1.0%
Total Retail							3,043	3,055	5.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Services: Business
Acuren Delaware Holdco, Inc.	First Lien - Term Loan	7/30/2031	6.91%	S + 2.75%	4.16%	150	150	150	0.3%
Ahead DB Holdings, LLC	First Lien - Term Loan	2/1/2031	6.75%	S + 2.75%	4.00%	497	495	499	0.9%
AlixPartners, LLP	First Lien - Term Loan	8/12/2032	6.16%	S + 2.00%	4.16%	620	618	617	1.1%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	7.66%	S + 3.50%	4.16%	416	413	419	0.8%
Aramark Intermediate HoldCo Corporation	First Lien - Term Loan	6/22/2030	6.16%	S + 2.00%	4.16%	737	737	740	1.3%
Ascend Learning, LLC	First Lien - Term Loan	12/11/2028	7.16%	S + 3.00%	4.16%	249	249	249	0.5%
Boost Newco Borrower, LLC	First Lien - Term Loan	1/31/2031	6.00%	S + 2.00%	4.00%	744	741	746	1.4%
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	8.80%	S + 4.50%	4.30%	501	501	455	0.8%
Centuri Group, Inc.	First Lien - Term Loan	7/9/2032	6.42%	S + 2.25%	4.17%	500	499	502	0.9%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	6.81%	S + 2.75%	4.06%	735	733	738	1.3%
Clearwater Analytics, LLC (4)	First Lien - Term Loan	4/21/2032	6.46%	S + 2.25%	4.21%	500	500	502	0.9%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	10.96%	S + 1.65% +5.00% PIK	4.31%	1,032	1,018	877	1.6%
Corpay Technologies Operating Company, LLC	First Lien - Term Loan	4/28/2028	5.91%	S + 1.75%	4.16%	742	740	742	1.3%
Corporation Service Company	First Lien - Term Loan	11/2/2029	6.16%	S + 2.00%	4.16%	576	571	571	1.0%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	8.16%	S + 4.00%	4.16%	606	599	541	1.0%
First Advantage Holdings, LLC (4)	First Lien - Term Loan	10/31/2031	6.91%	S + 2.75%	4.16%	710	707	695	1.3%
GTCR Everest Borrower, LLC	First Lien - Term Loan	9/5/2031	6.75%	S + 2.75%	4.00%	496	494	497	0.9%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	6.16%	S + 2.00%	4.16%	415	412	415	0.8%
Maximus, Inc. (4)	First Lien - Term Loan	5/30/2031	6.16%	S + 2.00%	4.16%	435	435	437	0.8%
Mermaid Bidco Inc.	First Lien - Term Loan	7/3/2031	7.57%	S + 3.25%	4.32%	495	495	495	0.9%
Nielsen Consumer, Inc.	First Lien - Term Loan	10/31/2030	6.66%	S + 2.50%	4.16%	479	478	478	0.9%
Priority Holdings, LLC	First Lien - Term Loan	7/30/2032	7.91%	S + 3.75%	4.16%	500	499	502	0.9%
Prometric Holdings Inc.	First Lien - Term Loan	6/25/2032	7.91%	S + 3.75%	4.16%	500	498	503	0.9%
Sitel Group	First Lien - Term Loan	8/28/2028	8.03%	S + 3.86%	4.16%	946	945	482	0.9%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	7.91%	S + 3.75%	4.16%	715	713	609	1.1%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	5.91%	S + 1.75%	4.16%	249	248	244	0.4%
Trans Union LLC (4)	First Lien - Term Loan	6/24/2031	5.91%	S + 1.75%	4.16%	577	576	577	1.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
TRC Companies LLC	First Lien - Term Loan	12/8/2028	7.16%	S + 3.00%	4.16%	847	844	849	1.5%
UST Global Inc	First Lien - Term Loan	11/20/2028	7.14%	S + 3.00%	4.14%	963	961	956	1.7%
Vestis Corporation	First Lien - Term Loan	2/22/2031	6.45%	S + 2.25%	4.20%	507	505	479	0.9%
Total Services: Business							17,374	16,566	30.0%

Services: Consumer
Prime Security Services Borrower, LLC	First Lien - Term Loan	3/7/2032	6.00%	S + 1.75%	4.25%	995	990	987	1.8%
Southern Veterinary Partners, LLC	First Lien - Term Loan	12/4/2031	6.82%	S + 2.50%	4.32%	628	626	628	1.1%
Wash Bidco Inc.	First Lien - Term Loan	9/10/2032	7.44%	S + 3.25%	4.19%	250	249	251	0.5%
WW International, Inc. (4)	First Lien - Term Loan	6/24/2030	10.80%	S + 6.80%	4.00%	200	206	183	0.3%
WW International, Inc. (4)	Equity	—	—	—	—	—	—	11	0.0%
Total Services: Consumer							2,071	2,060	3.7%

Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	3/25/2026	11.76%	S + 7.76%	4.00%	358	358	361	0.7%
Cablevision Lightpath LLC	First Lien - Term Loan	11/30/2027	7.15%	S + 3.00%	4.15%	437	436	438	0.8%
Ciena Corporation (4)	First Lien - Term Loan	10/24/2030	5.89%	S + 1.75%	4.14%	978	977	981	1.8%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	7.50%	S + 3.50%	4.00%	652	648	653	1.2%
Iridium Communications Inc. (4)	First Lien - Term Loan	9/20/2030	6.41%	S + 2.25%	4.16%	264	263	250	0.5%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	60	0.1%
SBA Senior Finance II LLC	First Lien - Term Loan	1/25/2031	5.92%	S + 1.75%	4.17%	495	494	497	0.9%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.00%	S + 7.00%	4.00%	970	955	949	1.7%
Vertiv Group Corporation	First Lien - Term Loan	8/12/2032	6.03%	S + 1.75%	4.28%	481	481	482	0.9%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/11/2030	7.77%	S + 3.61%	4.16%	737	737	718	1.3%
Total Telecommunications							5,639	5,389	9.9%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	7.66%	S + 3.50%	4.16%	960	959	964	1.8%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	7.41%	S + 3.25%	4.16%	811	809	802	1.5%
Total Transportation: Cargo							1,768	1,766	3.3%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Transportation: Consumer
Brown Group Holding, LLC	First Lien - Term Loan	7/1/2031	6.91%	S + 2.75%	4.16%	102	102	103	0.2%
First Student Bidco Inc.	First Lien - Term Loan	8/15/2030	6.71%	S + 2.50%	4.21%	845	844	847	1.5%
First Student Bidco Inc.	First Lien - Term Loan	8/15/2030	6.71%	S + 2.50%	4.21%	155	154	155	0.3%
United AirLines, Inc. (4)	First Lien - Term Loan	2/22/2031	6.20%	S + 2.00%	4.20%	305	304	306	0.6%
Total Transportation: Consumer							1,404	1,411	2.6%

Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	6.16%	S + 2.00%	4.16%	900	896	901	1.6%
Calpine Corporation	First Lien - Term Loan	1/31/2031	5.91%	S + 1.75%	4.16%	643	640	643	1.2%
Cogentrix Finance Holdco I, LLC	First Lien - Term Loan	2/26/2032	6.41%	S + 2.25%	4.16%	236	236	237	0.4%
Tiger Acquisition, LLC	First Lien - Term Loan	8/23/2032	6.64%	S + 2.50%	4.14%	746	744	744	1.4%
Total Utilities: Electric							2,516	2,525	4.6%

Total Investments made in the United States							113,996	109,849	200.1%

Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (4)	First Lien - Term Loan	9/20/2030	5.91%	S + 1.75%	4.16%	985	982	983	1.8%
Total Beverage, Food & Tobacco							982	983	1.8%

Transportation: Consumer
Air Canada (4)	First Lien - Term Loan	3/21/2031	6.17%	S + 2.00%	4.17%	739	737	740	1.3%
Total Transportation: Consumer							737	740	1.3%

Total Investments made in Canada							1,719	1,723	3.1%

Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (4)	First Lien - Term Loan	8/4/2031	7.00%	S + 3.00%	4.00%	413	412	414	0.8%
Opal Bidco SAS (4)	First Lien - Term Loan	4/28/2032	7.25%	S + 3.25%	4.00%	500	501	502	0.9%
Total Healthcare & Pharmaceuticals							913	916	1.7%

Total Investments made in France							913	916	1.7%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Ireland
Aerospace & Defense
Delos Aircraft Designated Activity Company (4)	First Lien - Term Loan	10/31/2027	5.75%	S + 1.75%	4.00%	333	333	335	0.6%
Setanta Aircraft Leasing Designated Activity Company (4)	First Lien - Term Loan	11/5/2028	5.75%	S + 1.75%	4.00%	175	174	176	0.3%
Total Aerospace & Defense							507	511	0.9%

Hotel, Gaming & Leisure
Flutter Entertainment plc (4)	First Lien - Term Loan	11/30/2030	5.75%	S + 1.75%	4.00%	942	940	941	1.7%
Total Hotel, Gaming & Leisure							940	941	1.7%

Services: Consumer
Cimpress plc (4)	First Lien - Term Loan	5/17/2028	6.66%	S + 2.50%	4.16%	958	954	962	1.7%
Total Services: Consumer							954	962	1.7%

Total Investments made in Ireland							2,401	2,414	4.3%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (4)	First Lien - Term Loan	7/7/2028	8.58%	S + 4.46%	4.12%	13	13	11	0.0%
Total Containers, Packaging & Glass							13	11	0.0%

Telecommunications
Venga Finance S.a r.l. (4)	First Lien - Term Loan	6/28/2029	8.21%	S + 4.01%	4.20%	970	952	976	1.8%
Total Telecommunications							952	976	1.8%

Total Investments made in Luxembourg							965	987	1.8%

Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (4)	First Lien - Term Loan	4/3/2028	7.50%	S + 3.25%	4.25%	834	827	836	1.5%
Total Chemicals, Plastics, & Rubber							827	836	1.5%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Metals & Mining
AMG Advanced Metallurgical Group N.V. (4)	First Lien - Term Loan	11/30/2028	7.78%	S + 3.61%	4.16%	890	884	892	1.6%
Total Metals & Mining							884	892	1.6%

Telecommunications
Sunrise Financing Partnership (4)	First Lien - Term Loan	2/15/2032	6.69%	S + 2.50%	4.19%	638	636	637	1.2%
Telecommunications							636	637	1.2%

Total Investments made in the Netherlands							2,347	2,365	4.3%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	6.41%	S + 2.25%	4.16%	475	470	477	0.9%
Total Services: Business							470	477	0.9%

Total Investments made in Puerto Rico							470	477	0.9%

Investments made in Switzerland
Services: Business
Speed Midco 3 S.a r.l. (4)	First Lien - Term Loan	9/23/2032	6.29%	S + 2.50%	3.79%	310	309	310	0.6%
Total Services: Business							309	310	0.6%

Total Investments made in Switzerland							309	310	0.6%

Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	8.51%	S + 4.35%	4.16%	493	485	447	0.8%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	8.01%	S + 3.85%	4.16%	116	115	103	0.2%
Total Chemicals, Plastics, & Rubber							600	550	1.0%

Steele Creek Capital Corporation

Consolidated Schedule of Investments

September 30, 2025

(unaudited)

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Hotel, Gaming & Leisure
Entain plc (4)	First Lien - Term Loan	7/31/2032	6.25%	S + 2.25%	4.00%	207	207	207	0.4%
Total Hotel, Gaming & Leisure							207	207	0.4%

Total Investments made in the United Kingdom							807	757	1.4%

Total Non-controlled/Non-Affiliated Investments							$123,927	$119,798	218.2%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2025. As of September 30, 2025, rates for 1M S, 3M S, 6M S, and 12M S are 4.13%, 3.98%, 3.85%, and 3.66% respectively.

(3)	Percentages are based on net assets of $55,000 as of September 30, 2025.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 23.0% of total assets.

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

(in thousands , except per share data)

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands , except per share data)

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands , except per share data)

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

(in thousands , except per share data)

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands , except per share data)

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands , except per share data)

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

(in thousands , except per share data)

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

(in thousands , except per share data)

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

(in thousands , except per share data)

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

(in thousands , except per share data)

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands , except per share data)

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

(in thousands , except per share data)

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

(in thousands , except per share data)

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

(in thousands , except per share data)

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

(in thousands , except per share data)

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands , except per share data)

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

In September 2020, we formed a wholly-owned special purpose financing vehicle, Steele Creek Funding Capital I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. As of September 24, 2025, Funding I was completely wound down and accounts were closed.

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, original issuance discounts (“OID”) and purchased discounts and premiums are accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three and nine months ended September 30, 2025 and 2024, there were no loans on non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of September 30, 2025, and December 31, 2024, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Segment Reporting - In accordance with ASC Topic 280 – Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment activity.

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of September 30, 2025 and December 31, 2024, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Income Taxes - For the three and nine months ended September 30, 2025 and 2024, we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

On August 8, 2025, the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

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

Gross management fees for the three and nine months ended September 30, 2025 were $339 thousand and $1,054 thousand, respectively. Net management fees for the three and nine months ended September 30, 2025 were $294 and $589 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three months ended September 30, 2025, the Investment Advisor did not earn an income incentive fee or capital incentive fee. For the nine months ended September 30, 2025, the Investment Advisor earned a gross income incentive fee of $4 thousand, and did not earn a capital incentive fee.

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

For the three and nine months ended September 30, 2025 and 2024, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and nine months ended September 30, 2025 the Investment Advisor waived $45 thousand and $177 thousand, respectively. For the three and nine months ended September 30, 2024 the Investment Advisor waived $129 thousand and $356 thousand, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended September 30, 2025 produced realized income sufficient to meet the 6% distribution payment to investors and charge a full management fee on investments. Therefore, this waiver was not used for the three months ended September 30, 2025. The Company’s performance for the nine months ended September 30, 2025 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $288 thousand of management fees for the nine months ended September 30, 2025.

The Company’s performance for the three months ended September 30, 2024, produced realized income sufficient to meet the 6% distribution payment to investors and charge a full management fee. Therefore, this waiver was not used for three months ended September 30, 2024. The Company’s performance for the nine months ended September 30, 2024, did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $349 thousand of management fees for the nine months ended September 30, 2024.

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

On August 8, 2025, the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Related Party Transactions

As of September 30, 2025, affiliates owned approximately 42% of the Company representing approximately $23,303 thousand of the Company’s net assets. As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets.

For the three and nine months ended September 30, 2025, Moelis Asset, parent of the Investment Advisor, did not make a contribution to the Company. For the three and nine months ended September 30, 2024, Moelis Asset contributed $11 thousand to pay legal fees incurred by the Company. Moelis Asset will incur these expenses and they will not be charged back to the Company.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2025 and 2024 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2025 and 2024, the Company incurred $20 thousand and $60 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of September 30, 2025:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Term Loans	$117,688	$-	$117,688	$-
Equity	82	-	82	-
Collateralized Loan Obligations	2,028	-	2,028	-
Total Investments	$119,798	$-	$119,798	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2024:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Term Loans	$118,706	$-	$118,126	$580
Equity	310	-	310	-
Collateralized Loan Obligations	2,556	-	2,556	-
Total Investments	$121,572	$-	$120,992	$580

As of September 30, 2025, there were no Level 3 investments and no unobservable inputs were needed.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Term Loans	$580	Discounted Cash Flows	Market Comps	0%	100%	45.2
Total	$580

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

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three months ended September 30, 2025, there were no investments that transferred between levels. For the nine months ended September 30, 2025, there was one investment that transferred between levels. The transfer from Level 2 to Level 3 was made due to unreliable Level 2 pricing being received from the third-party valuation specialist for the nine months ended September 30, 2025. For the three months ended September 30, 2024 there was one transfer between levels. For the nine months ended September 30, 2024 there were four investments that transferred between levels. The transfers between levels were made due to availability of broker quotes and increased trading volume for the nine months ended September 30, 2024.

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2025 were as follows:

Three months ended September 30, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$39	$642	$681
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	-	-
Transfers (1)	-	-	-
Acquisitions	-	-	-
Dispositions	(39)	(642)	(681)
Ending Balance	$-	$-	$-

	Nine months ended September 30, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$580	$-	$580
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	(541)	-	(541)
Transfers (1)	-	642	642
Acquisitions	-	-	-
Dispositions	(39)	(642)	(681)
Ending Balance	$-	$-	$-

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2024 were as follows:

	Three months ended September 30, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$-	$22	$22
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	5	5
Transfers (1)	-	(27)	(27)
Acquisitions	-	-	-
Dispositions	-	-	-
Ending Balance	$-	$-	$-

	Nine months ended September 30, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$1,449	$24	$1,473
Net realized gain (loss)	(853)	-	(853)
Net unrealized gain (loss)	1,047	3	1,050
Transfers (1)	(1,265)	(27)	(1,292)
Acquisitions	-	-	-
Dispositions	(378)	-	(378)
Ending Balance	$-	$-	$-

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Numerator - net earnings (loss)	$(441)	$(39)
Denominator - weighted average shares	6,117	6,002
Net earnings (loss) per share	$(0.07)	$(0.01)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Numerator - net earnings (loss)	$598	$2,488
Denominator - weighted average shares	5,772	6,157
Net earnings (loss) per share	$0.10	$0.40

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the nine months ended September 30, 2025.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2024	$60,949	5,816,048
January 1, 2025	133	14,115
January 2, 2025	343	36,429
January 2, 2025	(232)	(24,630)
February 3, 2025	180	18,869
March 1, 2025	407	43,693
March 3, 2025	416	44,620
Balance at March 31, 2025	$62,196	5,949,144
April 1, 2025	235	26,014
April 1, 2025	134	14,845
April 1, 2025	(595)	(65,854)
May 1, 2025	841	94,681
June 1, 2025	392	43,144
Balance at June 30, 2025	$63,203	6,061,974
July 1, 2025	655	71,663
July 1, 2025	(337)	(36,824)
August 1, 2025	24	2,573
September 1, 2025	415	45,983
September 2, 2025	100	11,086
Balance at September 30, 2025	$64,060	6,156,455

The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the nine months ended September 30, 2024.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2023	$66,290	6,370,722
January 2, 2024	(524)	(53,915)
February 1, 2024	44	4,480
March 1, 2024	669	69,303
Balance at March 31, 2024	$66,479	6,390,590
April 1, 2024	56	5,908
April 1, 2024	(571)	(59,713)
May 1, 2024	175	18,127
June 3, 2024	325	33,670
Balance at June 30, 2024	$66,464	6,388,582
July 1, 2024	47	4,927
June 1, 2024	(6,059)	(629,851)
August 1, 2024	43	4,420
September 3, 2024	175	18,139
Balance at September 30, 2024	$60,670	5,786,217

During the three and nine months ended September 30, 2025, the Company issued 131,305 and 467,715 shares with an aggregate value of $1,194 thousand and $4,275 thousand, respectively. During the three and nine months ended September 30, 2025, 36,824 and 127,308 shares with an aggregate value of $337 thousand and $1,164 thousand, respectively, were tendered and accepted by the Company. During the three and nine months ended September 30, 2024, the Company issued 27,486 and 158,974 shares with an aggregate value of $265 thousand and $1,534 thousand, respectively. During the three and nine months ended September 30, 2024, 629,851 and 743,479 shares with an aggregate value of $6,059 thousand and $7,154 thousand, respectively, were tendered and accepted by the Company.

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

During the three and nine months ended September 30, 2025, 45,983 shares and 161,780 shares were reinvested.

As of September 30, 2025, and December 31, 2024 the Company had 6,156,455 and 5,816,048 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

The BNP Credit Facility was fully repaid on October 18, 2024.

The average debt outstanding and weighted average interest rate for the period October 1, 2024 through October 18, 2024 was $82,686 and 6.15%. For the period October 1, 2024 through October 18, 2024, we incurred interest and debt financing expenses of $388 thousand on the BNP Credit Facility. As of December 31, 2024, there was $0 outstanding or available to be drawn under the BNP Credit Facility. As of December 31, 2024, the BNP Credit Facility did not have a fair value. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of September 30, 2024, Funding I was in compliance with all covenants of the BNP Credit Facility.

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

The weighted average interest rate as of September 30, 2025 and for the period October 18, 2024 through December 31, 2024 was 5.80% and 6.22%, respectively.

For the three and nine months ended September 30, 2025, we incurred interest and debt financing expenses of $1,080 thousand and $3,249 thousand, respectively. The average debt outstanding for the three and nine months ended September 30, 2025 was $70,367 thousand and $71,376 thousand, respectively.

For the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $976 thousand. The average debt outstanding for the period October 18, 2024 through December 31, 2024 was $73,278 thousand.

As of September 30, 2025 and December 31, 2024, there was $71,889 thousand and $73,278 thousand outstanding and $8,111 thousand and $6,722 thousand available to be drawn under the BoA Credit Facility.

As of September 30, 2025 and December 31, 2024, the BoA Credit Facility had a fair value of $71,889 thousand and $73,278 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of both September 30, 2025 and December 31, 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of September 30, 2025 and December 31, 2024, the Company had no unfunded commitments.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of September 30, 2025. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Per share data:
Net asset value at beginning of period	$9.40	$9.71	$8.93	$10.90	$10.76
Net investment income (1)	0.39	0.61	0.72	0.43	0.10
Net realized gain/(loss) (1)	(0.36)	(0.27)	(0.25)	0.05	0.58
Net change in unrealized (depreciation) (1)	(0.03)	0.06	0.93	(2.03)	(0.02)
Net (decrease) increase in net assets resulting from operations (1)	0.00	0.40	1.40	(1.55)	0.66
Stockholder distributions from income (2)	(0.46)	(0.58)	(0.57)	(0.47)	(0.50)
Other (3)	(0.01)	-	-	0.03	0.10
Net asset value at end of period	$8.93	$9.53	$9.76	$8.91	$11.02

Net assets at end of period	$55,000	$55,154	$56,200	$48,960	$44,086
Shares outstanding at end of period	6,156,455	5,786,217	5,758,737	5,492,264	4,001,831
Total return (2)	(0.16)%	4.22%	16.21%	(14.46)%	7.18%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	13.40%	16.01%	16.16%	10.65%	11.98%
Ratio of net expenses including waivers and reversals to average net assets (4)	12.55%	14.83%	15.21%	9.55%	10.33%
Ratio of net investment income to average net assets (4)	5.37%	8.13%	10.08%	5.47%	1.16%

Portfolio turnover (5)	69.3%	171.7%	107.0%	83.4%	480.3%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

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

On October 1, 2025, the Company issued and sold approximately 24,416 shares of its common stock to certain investors for an aggregate offering price of $218 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 1, 2025, the Company accepted approximately 51,017 shares tendered in the September 2025 tender offer. On October 21, 2025, the Company paid approximately $455,773 thousand for the tendered shares.

On October 14, 2025, the Company paid its quarterly distribution of approximately $843 thousand, of which approximately $415 thousand or approximately 45,983 shares of the regular divided were reinvested into the fund on September 1, 2025.

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

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially and these statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of investments that we expect to make;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the impact of a prolonged U.S. government shutdown;

●	the ability of the Steele Creek Investment Management LLC (the “Investment Advisor”) to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Investment Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	the adequacy of our cash resources and working capital;

●	the ability of the companies in which we invest to achieve their objectives;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to maintain our qualification as a BDC and as a RIC under the Code;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	our expected financings and investments;

●	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC, Moelis Asset and two affiliates. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation (the “Conversion”), named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. On August 28, 2024, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding II, LLC (“Funding II”), a Delaware limited liability company. Funding II was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to Bank of America (“BoA”) and to be used as collateral for the credit facility. As of September 24, 2025, Funding I was completely wound down and accounts were closed.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of September 30, 2025, approximately 1,139,227 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

The syndicated loan market inked another positive quarter with the returns largely driven by the interest component as prices held steady quarter over quarter. Demand driven by robust CLO issuance continued to outstrip supply, with Q3 inflows totaling $79BN versus net loan issuance volume of $65BN according to LevFin Insights. Spread compression remained prevalent as refinancing and repricing activity mainly dominated new issue volumes given the technical imbalance and large percentage of loans trading above par. The J.P. Morgan Leveraged Index returned 1.7% for the quarter and the average bid price of 97 was unchanged versus the prior quarter.

Portfolio and Investment Activity

As of September 30, 2025, our portfolio had a fair market value of approximately $119,798 thousand, a cost basis of approximately $123,927 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 219 investments in 28 industries and in 8 domiciled countries. The following table depicts a summary of the portfolio as of September 30, 2025 (in thousands):

Investments
Cost	$123,927
Cumulative Net Unrealized Depreciation	(4,129)
Fair Value	$119,798
Yield at Cost	7.15%

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

As of September 30, 2025, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 32.7% of our loan portfolio (at fair value) and 34.6% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of quarter end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 69.3% and 171.7% for the nine months ended September 30, 2025 and 2024, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of September 30, 2025 and 2024 on the investment was 7.39% and 8.64%, respectively. The following tables depict the portfolio activity (in thousands):

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Fair Value, Beginning	$115,781	$121,572
Purchases	20,390	81,941
Sales and Repayments	(15,421)	(81,704)
Payment in-kind interest income	70	203
Non-cash income accrual	28	141
Net realized gains (losses)	360	(2,186)
Net unrealized appreciation (depreciation)	(1,410)	(169)
Fair Value, Ending	$119,798	$119,798

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Fair Value, Beginning	$138,333	$138,533
Purchases	61,066	233,425
Sales and Repayments	(72,659)	(244,590)
Payment in-kind interest income	56	134
Non-cash income accrual	45	181
Net realized gains (losses)	(53)	(1,682)
Net unrealized appreciation (depreciation)	(402)	385
Fair Value, Ending	$126,386	$126,386

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Investments, Beginning	193	190
Purchases (new)	67	151
Complete exit	(41)	(122)
Investments, Ending	219	219

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Investments, Beginning	209	205
Purchases (new)	53	220
Complete exit	(66)	(229)
Investments, Ending	196	196

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $547 thousand at fair value, or 0.5% of the total portfolio, as of the nine months ended September 30, 2025. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of September 30, 2025:

Industry	As of September 30, 2025
Banking, Finance, Insurance & Real Estate	15.3%
Services: Business	14.5%
Healthcare & Pharmaceuticals	9.5%
High Tech Industries	6.1%
Telecommunications	5.8%
Hotel, Gaming & Leisure	5.3%
Construction & Building	4.8%
Chemicals, Plastics & Rubber	4.3%
Containers, Packaging & Glass	4.0%
Aerospace & Defense	3.4%
Capital Equipment	3.1%
Energy: Oil & Gas	2.6%
Retail	2.5%
Services: Consumer	2.5%
Automotive	2.4%
Media: Broadcasting & Subscription	2.1%
Utilities: Electric	2.1%
Transportation: Consumer	1.8%
Beverage, Food & Tobacco	1.5%
Transportation: Cargo	1.5%
Consumer goods: Durable	1.2%
Consumer goods: Non-durable	1.1%
Metals & Mining	0.7%
Energy: Electricity	0.7%
Media: Advertising, Printing & Publishing	0.4%
Forest Products & Paper	0.3%
Media: Diversified & Production	0.3%
Environmental Industries	0.2%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $640 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2024. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2024:

Industry	As of December 31, 2024
Banking, Finance, Insurance & Real Estate	14.6%
Services: Business	14.1%
Healthcare & Pharmaceuticals	9.5%
Construction & Building	7.1%
Telecommunications	5.8%
High Tech Industries	5.6%
Hotel, Gaming & Leisure	5.4%
Chemicals, Plastics, & Rubber	4.9%
Aerospace & Defense	4.0%
Containers, Packaging & Glass	3.0%
Retail	2.8%
Automotive	2.5%
Transportation: Cargo	2.3%
Energy: Electricity	2.3%
Media: Broadcasting & Subscription	2.2%
Energy: Oil & Gas	2.0%
Services: Consumer	2.0%
Capital Equipment	1.8%
Media: Advertising, Printing & Publishing	1.6%
Beverage, Food & Tobacco	1.4%
Transportation: Consumer	1.3%
Utilities: Electric	1.3%
Consumer goods: Durable	1.0%
Metals & Mining	0.7%
Consumer goods: Non-durable	0.6%
Forest Products & Paper	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Investment income:
Interest income	$2,314	$7,131
Payment in-kind interest income	70	203
Total investment income	2,384	7,334

Expenses:
Management fees	339	1,054
Interest and debt financing expenses	1,080	3,249
Professional fees	139	367
Incentive fees	-	4
Administration expenses	102	235
Directors’ fees	20	60
Custody fees	27	61
Other general and administrative expenses	113	453
Total expenses	1,820	5,483
Less: management fees waived	(45)	(465)
Net expenses	1,775	5,018
Net investment income	609	2,316
Net realized (loss) gain on investments	360	(2,186)
Net unrealized appreciation (depreciation) on investments	(1,410)	(169)
Net realized and unrealized gain (loss) on investments	(1,050)	(2,355)
Net increase (decrease) in net assets	$(441)	$(39)

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Investment income:
Interest income	$3,263	$10,099
Payment in-kind interest income	56	134
Other income	3	62
Total investment income	3,322	10,295

Expenses:
Management fees	460	1,385
Interest and debt financing expenses	1,556	4,600
Professional fees	124	333
Incentive fees	40	96
Administration expenses	52	202
Directors’ fees	20	60
Legal fees – paid by Moelis Asset	11	11
Custody fees	12	35
Other general and administrative expenses	123	493
Total expenses	2,398	7,215
Less: management fees waived	(129)	(705)
Net expenses	2,269	6,510
Net investment income	1,053	3,785
Net realized (loss) gain on investments	(53)	(1,682)
Net unrealized appreciation (depreciation) on investments	(402)	385
Net realized and unrealized gain (loss) on investments	(455)	(1,297)
Net increase (decrease) in net assets	$598	$2,488

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and nine months ended September 30, 2025 was approximately $2,384 thousand and $7,334 thousand, respectively. Investment income for the three and nine months ended September 30, 2024 was approximately $3,322 thousand and $10,295 thousand, respectively. The decrease in total investment income was driven by repricing/refinancing activities and lower SOFR rates during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

Total Expenses

Total expenses for the three and nine months ended September 30, 2025 of approximately $1,820 thousand and $5,483 thousand, respectively. Total expenses for the three and nine months ended September 30, 2024 of approximately $2,398 thousand and $7,215 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three and nine months ended September 30, 2025, the Investment Advisor waived $45 thousand of management fees and $465 thousand, respectively. The actions taken by Moelis Asset the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2025 of approximately $1,820 thousand to approximately $1,775 thousand and $5,483 thousand to approximately $5,018 thousand.

For the three and nine months ended September 30, 2024, the Investment Advisor waived $129 thousand and $705 thousand of management fees, respectively. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2024 of approximately $2,398 thousand to approximately $2,269 thousand and $7,215 thousand to approximately $6,510 thousand, respectively.

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the three and nine months ended September 30, 2025 totaled approximately $15,421 thousand and $81,704 thousand, respectively, resulting in net realized gains of approximately $360 thousand and realized losses of $2,186 thousand, respectively.

Sales and repayments of investments during the three and nine months ended September 30, 2024 totaled approximately $72,659 thousand and $244,590 thousand, respectively, resulting in net realized losses of approximately $53 thousand and $1,682 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized depreciation for the three and nine months ended September 30, 2025 totaled approximately $1,410 thousand and $169 thousand, respectively. Unrealized depreciation during the three months ended September 30, 2024 totaled approximately $402 thousand. Unrealized appreciation during the nine months ended September 30, 2024 totaled approximately $385 thousand. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and nine months ended September 30, 2025, the Company issued and sold 131,305 and 467,715 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $1,194 thousand and $4,275 thousand. For the three and nine months ended September 30, 2024, the Company issued and sold 27,486 and 158,974 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $265 thousand and $1,534 thousand, respectively.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three and nine months ended September 30, 2025, approximately 36,824 and 127,308 shares with an aggregate value of $337 thousand and $1,164 thousand were tendered and accepted by the Company. During the three and nine months ended September 30, 2024, approximately 629,851 shares and 743,479 shares with an aggregate value of $6,059 thousand and $7,154 thousand were tendered and accepted by the Company.

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

The following table summarizes the Company’s distributions reinvested during the three months ended September 30, 2025.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended September 30, 2025:
September 1, 2025	9.0205	45,983	$415
Total distributions reinvested		45,983	$415

For the three months ended September 30, 2024, no shares were reinvested.

As of November 14, 2025, 6,129,854 shares of the Company’s Common Stock was issued and outstanding.

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

The BNP Credit Facility was fully repaid on October 18, 2024.

The average debt outstanding and weighted average interest rate for the period October 1, 2024 through October 18, 2024 was $82,686 and 6.15%. For the period October 1, 2024 through October 18, 2024, we incurred interest and debt financing expenses of $388 thousand on the BNP Credit Facility. As of December 31, 2024, there was $0 outstanding or available to be drawn under the BNP Credit Facility. As of December 31, 2024, the BNP Credit Facility did not have a fair value. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of September 30, 2024, Funding I was in compliance with all covenants of the BNP Credit Facility.

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

The weighted average interest rate as of September 30, 2025 and for the period October 18, 2024 through December 31, 2024 was 5.80% and 6.22%, respectively.

For the three and nine months ended September 30, 2025, we incurred interest and debt financing expenses of $1,080 thousand and $3,249 thousand, respectively. The average debt outstanding for the three and nine months ended September 30, 2025 was $70,367 thousand and $71,376 thousand, respectively.

For the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $976 thousand. The average debt outstanding for the period October 18, 2024 through December 31, 2024 was $73,278 thousand.

As of September 30, 2025 and December 31, 2024, there was $71,889 thousand and $73,278 thousand outstanding and $8,111 thousand and $6,722 thousand available to be drawn under the BoA Credit Facility.

As of September 30, 2025 and December 31, 2024, the BoA Credit Facility had a fair value of $71,889 thousand and $73,278 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of both September 30, 2025 and December 31, 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board. Dividends to stockholders are recorded on the record date. Any dividends to our stockholders will be declared out of assets legally available for distribution.

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

As of September 30, 2025 and December 31, 2024, the Company had total senior securities of $71,889 thousand and $73,278 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 176.5% and 174.6%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three and nine months ended September 30, 2025, the Company incurred expenses of approximately $1,820 thousand and $5,483 thousand, respectively. For the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $2,398 thousand and $7,215 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2025 and 2024 we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of September 30, 2025 and December 31, 2024, the Company had no unfunded commitments.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2025 and December 31, 2024, we had no outstanding commitments. These outstanding commitments can be comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of September 30, 2025, affiliates owned approximately 42% of the Company representing approximately $23,303 thousand of the Company’s net assets. As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets.

For the three and nine months ended September 30, 2025, Moelis Asset, parent of the Investment Advisor, did not make a contribution to the Company. For the three and nine months ended September 30, 2024, Moelis Asset contributed $11 thousand to pay legal fees incurred by the Company. Moelis Asset will incur these expenses and they will not be charged back to the Company.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2025 and 2024 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2025 and 2024, the Company incurred $20 thousand and $60 thousand in directors’ fees expense.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and nine months ended September 30, 2025 and 2024 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period.

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

On August 8, 2025, the Board approved the renewal of the Investment Advisory Agreement.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three and nine months ended September 30, 2025 were $294 and $589 thousand, respectively. Net management fees for the three and nine months ended September 30, 2024 were $331 and $680 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On August 8, 2025 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On October 1, 2025, the Company issued and sold 24,416 shares of its common stock to certain investors for an aggregate offering price of $218 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 1, 2025, the Company accepted approximately 51,017 shares tendered in the September 2025 tender offer. On October 21, 2025, the Company paid approximately $456 thousand for the tendered shares.

On October 14, 2025, the Company paid its quarterly distribution of approximately $843 thousand, of which approximately $415 thousand or approximately 45,983 shares of the regular divided were reinvested into the fund on September 1, 2025.

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

As of September 30, 2025, 100% of our loan portfolio bore interest at floating rates with 32.7% (at fair value) having an interest rate floor between 0.50% and 2.00%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to nine months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to six months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of September 30, 2025
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,725	$(2,141)	$1,584
Up 200 basis points	2,483	(1,428)	1,055
Up 100 basis points	1,242	(714)	528
Down 100 basis points	(1,241)	714	(527)
Down 200 basis points	(2,483)	1,428	(1,055)
Down 300 basis points	(3,717)	2,141	(1,576)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this quarterly report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of September 30, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended September 30, 2025, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Steele Creek Capital Corporation

Date: November 14, 2025	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer,
Chief Investment Officer, and President
(Principal Executive Officer)

Date: November 14, 2025	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)