Form 10-K
period 2025-12-31
Steele Creek Capital Corp
filed 2026-03-25
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 25, 2026, the registrant had 6,026,867 shares of common stock, $0.001 par value per share, outstanding.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2025, approximately 1,190,243 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

As of December 31, 2025, our investment portfolio was comprised of 222 investments principally to large U.S. based companies that totaled approximately $115,326 thousand at fair value and our net asset value (“NAV”) was $53,448 thousand. Due to the liquidity in our portfolio and the leverage loan market, we invested $88,546 thousand and received $91,202 thousand from investments sold or repaid during the year ended December 31, 2025.

As of December 31, 2024, our investment portfolio was comprised of 190 investments principally to large U.S. based companies that totaled approximately $121,572 thousand at fair value and our NAV was $54,684 thousand. Due to the liquidity in our portfolio and the leverage loan market, we invested $262,909 thousand and received $278,598 thousand from investments sold or repaid during the year ended December 31, 2024.

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

The Investment Advisor’s investment team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments, and monitoring and servicing our investments. As of December 31, 2025, the Investment Team was comprised of 10 investment professionals, all of whom dedicate a substantial portion of their time to the Company. These individuals may have additional responsibilities other than those relating to us, but generally allocate a substantial portion of their time in support of our business and our investment objective as a whole. In addition, the Investment Advisor believes that, from its own resources and from that of its affiliate, Moelis Asset, it has access to excellent support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We benefit from the support provided by these personnel in our operations. The Investment Team employs a bottom-up analysis. The senior members of the Investment Team have been actively involved in the broadly syndicated loan investing market for an average of over 19 years and have built strong relationships with private equity sponsors, banks and financial intermediaries.

The Investment Advisor has an investment committee (the “Investment Committee”) comprised of eight members that is responsible for approving all of our investments. The Investment Committee is chaired by Glenn Duffy, and the other members of the Investment Committee are Andre Monitto, Michael Audino, Paul Cal, Christopher Ryan, Jay Murphy, Nick Skudlarek, and Max Wagenberg.

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

Specifically:

●	The universe of broadly-syndicated fixed and floating rate loans (“BSL”) and corporate debt provides an opportunity set that the Investment Team believes offers an attractive risk-adjusted return. Specifically, the Investment Team believes it can generate strong returns and mitigate risk by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes are high quality with strong fundamentals and low default risk capable of withstanding significant downward pricing pressure.

●	The corporate debt market segment that the Investment Team will focus on is industry diverse and broad, and includes medium-to-large private and public multinational companies. The BSL market is approximately $1.54 trillion and offers a plethora of investment opportunities throughout the credit cycle. With the U.S. economy currently under stress, the Investment Team believes there are a significant number of misvalued BSLs that should offer strong returns for investors with a medium-to-long term investment horizon. Other types of attractive investment opportunities such as DIPs and rights offerings typically conducted by distressed issuers will become available as we move further down the credit cycle.

●	The Investment Team believes that CLO Securities have been a steady source of returns for investors historically and has the potential to offer investors high cash on cash returns with low credit risk and low correlation to traditional asset classes. Given that CLOs are floating rate instruments designed to mitigate interest rate sensitivity, investors may not directly suffer the same adverse effects that other asset classes may experience due to rising interest rates. The Investment Team has a strong track record of investing in CLO Securities, and believes that the strong risk-adjusted returns of investing in CLO Securities continue to offer attractive relative value.

●	The Investment Team further believes that there are currently favorable opportunities to invest at attractive expected risk-adjusted returns, including opportunities to make acquisitions of other companies or investment portfolios at attractive values during the current period of disruption and volatility in the financial markets.

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

Aerospace & Defense	Healthcare & Pharmaceuticals
Automotive	High Tech Industries
Banking, Finance, Insurance & Real Estate	Hotel, Gaming & Leisure
Beverage, Food, & Tobacco	Media: Advertising, Printing & Publishing
Capital Equipment	Media: Broadcasting & Subscription
Chemicals, Plastics & Rubber	Media: Diversified & Production
Construction & Building	Metals & Mining
Consumer Goods: Durable	Retail
Consumer Goods: Non-durable	Services: Business
Containers, Packaging & Glass	Services: Consumer
Energy: Electricity	Telecommunications
Energy: Oil & Gas	Transportation: Cargo
Environmental Industries	Transportation: Consumer
Forest Products & Paper	Utilities: Electric

Listed below are the top ten industries in which our senior secured floating rate loans were invested as of December 31, 2025, represented as a percentage of our consolidated investment portfolio at fair value:

Industry	As of December 31, 2025
Services: Business	14.4%
Banking, Finance, Insurance & Real Estate	13.2%
Healthcare & Pharmaceuticals	10.0%
High Tech Industries	6.3%
Telecommunications	5.8%
Construction & Building	5.1%
Hotel Gaming & Leisure	5.1%
Chemicals, Plastics & Rubber	4.2%
Containers, Packaging & Glass	4.1%
Aerospace & Defense	3.5%

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

Research analysts at the Investment Advisor are each responsible for coverage of specific industry verticals. The Investment Advisor’s research analysts average over 14 years of industry experience and have a deep understanding of their respective industries and credit underwriting in general. As it relates to the underwriting process, each analyst draws not only on their personal analytical skillset but also utilize their access to multiple sources of information: management, private and public research, consultants, industry participants, sponsors, and other sources.

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

For the year ended December 31, 2025, the Board confirmed the fee waiver to reduce the basis for the quarterly management fee from gross assets to fair value of investments. This fee waiver will be evaluated annually.

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

On August 8, 2025 the Board approved the renewal of the Investment Advisory Agreement.

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

On October 18, 2024, the Company terminated the existing BNP Credit Facility and fully repaid it on October 18, 2024.

The wholly owned subsidiary, Funding I, was completely wound down and accounts were closed on September 24, 2025.

The average debt outstanding and weighted average interest rate for the period January 1, 2024 through October 18, 2024 was $85,910 and 6.69%. For the period January 1, 2024 through October 18, 2024 we incurred interest and debt financing expenses of $4,924 thousand on the BNP Credit Facility. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs.

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

The average debt outstanding and weighted average interest rate for the year ended December 31, 2025 was $71,778 and 5.82%. The average debt outstanding and weighted average interest rate for the period October 18, 2024 through December 31, 2024 was $73,278 and 6.22%. For the year ended December 31, 2025 and the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $4,296 thousand and $976 thousand, respectively, on the BoA Credit Facility. As of December 31, 2025 there was $71,615 thousand outstanding and $8,385 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2024 there was $73,278 thousand outstanding and $6,722 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2025 and 2024, the BoA Credit Facility had a fair value of $71,615 thousand and $73,278 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2025 and 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

If we acquire shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to our stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and are subject to restrictions which may limit the availability of the benefit of these elections. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Avoidance Requirement. See “Taxation as a RIC” above.

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

The Small Business Credit Availability Act (“SBCAA”) allows us to incur additional leverage, which may increase the risk of investing with us.

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

The U.S.-Israeli war with Iran, Israel-Hamas war, and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Properties

As of December 31, 2025, we did not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 201 S. College Street, Suite 1690, Charlotte, NC 28244. We believe that our current office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2025:

Title of Class	Shares Authorizable	Shares Issued
Common Stock, par value $0.001 per share	450,000,000	6,176,162
Preferred Stock, par value $0.001 per share	50,000,000	-

Holders

As of March 25, 2026, there were 206 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended December 31, 2025, the Company issued and sold 538,439 shares of Common Stock at an aggregate purchase price of approximately $4,902 thousand. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Other Information

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of December 31, 2025, approximately 1,190,243 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

Loan market participants were selective in Q4 amidst renewed Tariff threats and the collapse of two large auto sector related issuers. This led to a largely bifurcated market as high quality issuers effectuated opportunistic transactions with ease and remained well bid in the secondary, while debut and underperforming issuers faced challenges getting across the finish line and saw little support in the secondary market. New issue loan volumes continued to be dominated by repricings, representing 42% of transactions. Technicals remained strong with Q4 inflows totaling $71.5BN versus net loan issuance of $61.9BN according to LevFin Insights. The J.P. Morgan Leveraged Index returned 1.3% for the quarter because of the interest component, while the average bid price fell 45 bps to 96.55.

Portfolio and Investment Activity

As of December 31, 2025, our portfolio had a fair market value of approximately $115,326 thousand, a cost basis of approximately $121,179 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 222 investments in 28 industries and in 9 domiciled countries. The following table depicts a summary of the portfolio as of December 31, 2025 (in thousands):

Investments
Cost	$121,179
Cumulative Net Unrealized Depreciation	(5,853)
Fair Value	$115,326
Yield at Cost	6.94%

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

As of December 31, 2025, 100% of the term loan investments in the portfolio bore interest at floating rates, with 36.4% of our loan portfolio (at fair value) and 39.0% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of year end. Base rates on 100% of the loans in the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 75.5% and 197.5% for the years ended December 31, 2025 and 2024, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The average yield for the years ended December 31, 2025 and 2024 on the investment was 7.28% and 8.09%, respectively. The following tables depict the portfolio activity (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Fair Value, Beginning	$121,572	$138,533
Purchases	88,546	262,909
Sales and Repayments	(91,202)	(278,598)
Payment in-kind interest income	303	206
Non-cash income accrual	175	224
Net realized (losses) gains	(2,176)	(1,542)
Net unrealized appreciation (depreciation)	(1,892)	(160)
Fair Value, Ending	$115,326	$121,572

	Year ended December 31, 2025	Year ended December 31, 2024
Investments, Beginning	190	205
Purchases	174	267
Complete exit	(142)	(282)
Investments, Ending	222	190

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $519 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2025. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2025:

As of December 31, 2025
Services: Business	14.4%
Banking, Finance, Insurance & Real Estate	13.2%
Healthcare & Pharmaceuticals	10.0%
High Tech Industries	6.3%
Telecommunications	5.8%
Construction & Building	5.1%
Hotel, Gaming & Leisure	5.1%
Chemicals, Plastics, & Rubber	4.2%
Containers, Packaging & Glass	4.1%
Aerospace & Defense	3.5%
Retail	3.0%
Energy: Oil & Gas	2.9%
Capital Equipment	2.7%
Services: Consumer	2.6%
Media: Broadcasting & Subscription	2.2%
Utilities: Electric	2.2%
Consumer goods: Durable	1.9%
Automotive	1.9%
Transportation: Consumer	1.9%
Beverage, Food & Tobacco	1.9%
Transportation: Cargo	1.5%
Consumer goods: Non-durable	1.0%
Metals & Mining	0.8%
Energy: Electricity	0.7%
Forest Products & Paper	0.3%
Media: Diversified & Production	0.3%
Media: Advertising, Printing & Publishing	0.3%
Environmental Industries	0.2%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our loan portfolio of $640 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2024. The following table shows the loan portfolio composition by industry grouping at fair value as a percentage of total loans as of December 31, 2024:

As of December 31, 2024
Banking, Finance, Insurance & Real Estate	14.6%
Services: Business	14.1%
Healthcare & Pharmaceuticals	9.5%
Construction & Building	7.1%
Telecommunications	5.8%
High Tech Industries	5.6%
Hotel, Gaming & Leisure	5.4%
Chemicals, Plastics, & Rubber	4.9%
Aerospace & Defense	4.0%
Containers, Packaging & Glass	3.0%
Retail	2.8%
Automotive	2.5%
Transportation: Cargo	2.3%
Energy: Electricity	2.3%
Media: Broadcasting & Subscription	2.2%
Energy: Oil & Gas	2.0%
Services: Consumer	2.0%
Capital Equipment	1.8%
Media: Advertising, Printing & Publishing	1.6%
Beverage, Food & Tobacco	1.4%
Transportation: Consumer	1.3%
Utilities: Electric	1.3%
Consumer goods: Durable	1.0%
Metals & Mining	0.7%
Consumer goods: Non-durable	0.6%
Forest Products & Paper	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$9,424	$12,843	$13,538
Payment in-kind interest income	303	206	243
Other income	-	58	92
Total investment income	9,727	13,107	13,873

Expenses:
Management fees	1,382	1,781	1,583
Interest and debt financing expenses	4,296	5,900	5,658
Professional fees	491	514	380
Incentive fees	4	96	241
Administration expenses	323	277	249
Directors’ fees	80	80	80
Custody fees	74	57	45
Other general and administrative expenses	562	645	751
Legal fees – paid by Moelis Asset	-	11	-
Total expenses	7,212	9,361	8,987
Less: management fees waived	(610)	(791)	(586)
Less: incentive fees waived	-	-	(8)
Net expenses	6,602	8,570	8,393
Net investment income (loss)	3,125	4,537	5,480
Net realized gain (loss) on non-controlled/non-affiliated company investments	(2,176)	(1,542)	(1,387)
Net unrealized (depreciation) appreciation on non-controlled/non-affiliated investments	(1,892)	(160)	5,664
Total net realized and unrealized gain (loss) on investments	(4,068)	(1,702)	4,277
Net increase (decrease) in net assets resulting from operations	$(943)	$2,835	$9,757

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the years ended December 31, 2025, 2024 and 2023 was approximately $9,727 thousand, $13,107 thousand and $13,873 thousand, respectively.

Total Expenses

Total expenses for the years ended December 31, 2025, 2024 and 2023, totaled approximately $7,212 thousand, $9,361 thousand and $8,987 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis. For the years ended December 31, 2025, 2024 and 2023, Moelis Asset, parent of the Investment Advisor, paid zero, $11 thousand and zero, respectively, of legal, organizational and offering costs incurred by the Company related to the formation of the entity. Moelis Asset will incur these expenses and they will not be charged back to the Company.

For the year ended December 31, 2025, the Investment Advisor waived $610 thousand of management fees. The actions taken by the Investment Advisor effectively reduced total expenses incurred by the Company for the year ended December 31, 2025 of approximately $7,212 thousand to approximately $6,602 thousand.

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

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the years ended December 31, 2025, 2024 and 2023, totaled approximately $91,202 thousand, $278,598 thousand, and $191,717 thousand, respectively. For the years ended December 31, 2025, 2024 and 2023, the sales and repayments resulted in a net realized gain (loss) of approximately ($2,176 thousand), ($1,542 thousand), and ($1,387 thousand), respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation / (depreciation) for the years ended December 31, 2025, 2024 and 2023, totaled approximately ($1,892 thousand), ($160 thousand), and $5,664 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the year ended December 31, 2025, the Company issued and sold 538,439 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $4,902 thousand. For the year ended December 31, 2024, the Company issued and sold 319,260 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $3,057 thousand.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the year ended December 31, 2025, 178,325 shares with an aggregate value of $1,620 thousand were tendered and accepted by the Company. During the year ended December 31, 2024, 873,934 shares with an aggregate value of $8,398 thousand were tendered and accepted by the Company.

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

The following table summarizes the Company’s distributions reinvested during the year ended December 31, 2025.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2025:
January 1, 2025	$9.4023	14,115	$133
March 1, 2025	9.3207	43,693	407
April 1, 2025	9.0335	14,845	134
June 1, 2025	9.0857	43,144	392
September 1, 2025	9.0205	45,983	415
December 1, 2025	8.8310	46,308	409
Total distributions reinvested		208,088	$1,890

As of December 31, 2025, 6,176,162 shares of the Company’s Common Stock was issued and outstanding.

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

On October 18, 2024, the Company terminated the existing BNP Credit Facility and fully repaid it on October 18, 2024.

The wholly owned subsidiary, Funding I, was completely wound down and accounts were closed on September 24, 2025.

The average debt outstanding and weighted average interest rate for the period January 1, 2024 through October 18, 2024 was $85,910 and 6.69%. For the period January 1, 2024 through October 18, 2024 we incurred interest and debt financing expenses of $4,924 thousand on the BNP Credit Facility. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs.

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

The average debt outstanding and weighted average interest rate for the year ended December 31, 2025 was $71,778 and 5.82%. The average debt outstanding and weighted average interest rate for the period October 18, 2024 through December 31, 2024 was $73,278 and 6.22%. For the year ended December 31, 2025 and the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $4,296 thousand and $976 thousand, respectively, on the BoA Credit Facility. As of December 31, 2025 there was $71,615 thousand outstanding and $8,385 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2024, there was $73,278 thousand outstanding and $6,722 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2025 and 2024, the BoA Credit Facility had a fair value of $71,615 thousand and $73,278 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2025 and 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

As of December 31, 2025 and 2024, the Company had total senior securities of $71,615 thousand and $73,278 thousand respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 174.6% and 174.6% respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses of approximately $7,212 thousand, $9,361 thousand and $8,987 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2025 and 2024, we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of December 31, 2025 and 2024, the Company had unfunded commitments of $24 thousand and zero, respectively.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025 and 2024, we had a total of $24 thousand and zero in outstanding commitments, respectively, comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of December 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,912 thousand of the Company’s net assets. As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets.

For the years ended December 31, 2025, 2024 and 2023, Moelis Asset, parent of the Investment Advisor, contributed zero, $11 thousand and zero, respectively, to pay legal, organizational, and offering costs incurred by the Company. Moelis Asset will incur these expenses and they will not be charged back to the Company.

Separate from the contributions made above, the Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the years ended December 31, 2025, 2024 and 2023, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For each of the years ended December 31, 2025, 2024 and 2023, the Company incurred $80 thousand in directors’ fees expense, respectively. The directors’ fees for the years ended December 31, 2025, 2024 and 2023 were paid as of the year end.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the years ended December 31, 2025, 2024 and 2023, the Company did not incur organizational and offering costs.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the years ended December 31, 2025, 2024 and 2023 were $772 thousand, $990 thousand and $997 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On January 2, 2026, the Company accepted approximately 211,165 shares tendered in the December 2025 tender offer. On January 23, 2026, the Company paid approximately $1,827 thousand for the tendered shares.

On January 14, 2026, the Company paid its quarterly distribution of approximately $820 thousand, of which approximately $409 thousand or approximately 46,308 shares of the regular divided were reinvested into the fund on December 1, 2025.

On February 2, 2026, the Company issued and sold 8,228 shares of its common stock to certain investors for an aggregate offering price of $70 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 2, 2026, the Company issued and sold 6,011 shares of its common stock to certain investors for an aggregate offering price of $50 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

As of March 25, 2026, the Investment Advisor has received requests to tender approximately 189,812 shares of the Company.

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

As of December 31, 2025, 100% of our loan portfolio bore interest at floating rates with 36.4% (at fair value) having an interest rate floor between 0.50% and 2.00%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to six months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to nine months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of December 31, 2025
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,643	$(2,153)	$1,490
Up 200 basis points	2,429	(1,436)	993
Up 100 basis points	1,214	(718)	496
Down 100 basis points	(1,214)	718	(496)
Down 200 basis points	(2,427)	1,436	(991)
Down 300 basis points	(3,610)	2,153	(1,457)

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

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Steele Creek Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of assets and liabilities, of Steele Creek Capital Corporation (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 25, 2026

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $121,179 and $125,533, respectively)	$115,326	$121,572
Cash	11,189	2,612
Receivable for investments sold	74	18,374
Prepaid expenses and other assets	446	573
Interest receivable	457	648
Total assets	$127,492	$143,779

Liabilities
Credit facility	71,615	73,278
Payable for investments purchased	1,253	14,209
Management fees payable	183	310
Interest payable	125	143
Accounts payable and accrued expenses	457	448
Distributions payable	411	707
Total liabilities	74,044	89,095

Commitments and contingencies (Note 9)

Net Assets:
Common shares, $0.001 par value, 450,000,000 shares authorized, 6,176,162 and 5,816,048 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	65,296	62,091
Total distributable (deficit) earnings	(11,854)	(7,413)
Total net assets	$53,448	$54,684

Total liabilities and net assets	$127,492	$143,779

Net asset value per share	$8.65	$9.40

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$9,424	$12,843	$13,538
Payment in-kind interest income	303	206	243
Other income	-	58	92
Total investment income	9,727	13,107	13,873

Expenses:
Management fees	1,382	1,781	1,583
Interest and debt financing expenses	4,296	5,900	5,658
Professional fees	491	514	380
Incentive fees	4	96	241
Administration expenses	323	277	249
Directors’ fees	80	80	80
Custody fees	74	57	45
Legal fees - paid by Moelis Asset	-	11	-
Other general and administrative expenses	562	645	751
Total expenses	7,212	9,361	8,987
Less: management fees waived	(610)	(791)	(586)
Less: incentive fees waived	-	-	(8)
Net expenses	6,602	8,570	8,393
Net investment income	3,125	4,537	5,480

Realized and unrealized (loss) gain on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(2,176)	(1,542)	(1,387)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(1,892)	(160)	5,664

Total net realized and unrealized gain (loss) on investments	(4,068)	(1,702)	4,277

Net increase (decrease) in net assets resulting from operations	$(943)	$2,835	$9,757

Per share data:
Net investment income per share - basic and diluted	$0.52	$0.75	$0.93
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$(0.16)	$0.47	$1.66
Weighted average shares outstanding - basic and diluted	6,038	6,058	5,864

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Operations
Net investment income	$3,125	$4,537	$5,480
Net realized (loss) gain on investments	(2,176)	(1,542)	(1,387)
Net change in unrealized (depreciation) appreciation on investments	(1,892)	(160)	5,664
Net (decrease) increase in net assets resulting from operations	(943)	2,835	9,757

Distributions to Stockholders
Distributions of realized income	(3,498)	(4,680)	(5,323)
Distributions of return of capital	(77)	-	-
Total Distributions to Stockholders	(3,575)	(4,680)	(5,323)

Capital Share Transactions
Issuance of common shares	3,012	2,175	8,323
Common shares issued from reinvestment of distributions	1,890	882	-
Repurchase of common shares	(1,620)	(8,397)	(1,274)
Total Capital Share Transactions	3,282	(5,340)	7,049

Contributions for Expenses
Contributions for legal fees	-	11	-
Total Contributions for Expenses	-	11	-

Net Assets
Net (decrease) increase in net assets during the year	(1,236)	(7,174)	11,483
Net assets at beginning of year	54,684	61,858	50,375
Net assets at end of year	53,448	54,684	61,858

Capital Share Activity
Issuance of common shares	330	226	866
Common shares issued from reinvestment of distributions	208	93	-
Repurchase of common shares	(178)	(874)	(138)
Shares issued and outstanding at beginning of year	5,816	6,371	5,643
Shares issued and outstanding at end of year	6,176	5,816	6,371

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(in thousands, except per share data)

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(943)	$2,835	$9,757

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments (1)	(88,546)	(262,909)	(197,703)
Proceeds from sales of investments and paydowns (1)	91,202	278,598	191,717
Payment in-kind interest income	(303)	(206)	(243)
Amortization of premium/accretion of discount, net	(175)	(224)	(408)
Net realized (gain) loss on investments	2,176	1,542	1,387
Net change in unrealized depreciation (appreciation) on investments	1,892	160	(5,664)
Changes in operating assets and liabilities:
Receivable for investments sold	18,300	14,077	(14,174)
Prepaid expenses and other assets	127	(234)	(121)
Interest receivable	191	96	(381)
Payable for investments purchased	(12,956)	(15,979)	14,935
Management fees payable	(127)	(34)	25
Interest payable	(18)	93	22
Incentive fees payable	-	(80)	56
Accounts payable and accrued expenses	9	(27)	(189)
Net cash provided by (used in) operating activities	10,829	17,708	(984)

Cash flows from financing activities:
Proceeds from issuance of common shares	3,012	2,175	8,323
Repurchase of common shares	(1,620)	(8,397)	(1,274)
Proceeds from issuance of debt	15,837	82,148	11,266
Repayments on debt	(17,500)	(95,186)	(8,100)
Contribution from Moelis Asset for legal fees	-	11	-
Stockholder distributions paid	(1,981)	(5,172)	(4,599)
Net cash (used in) provided by financing activities	(2,252)	(24,421)	5,616

Net (decrease) increase in Cash	8,577	(6,713)	4,632
Cash, beginning of year	2,612	9,325	4,693
Cash, end of year	$11,189	$2,612	$9,325

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$4,315	$5,807	$5,637
Supplemental non-cash information:
Reinvestment of shareholder distribution	$1,890	$882	$-

(1)	Of the amount reported for the years ended December 31, 2025, 2024 and 2023, $912 thousand, $1,073 thousand, and $2,272 thousand respectively, represent loan restructurings where no cash is exchanged.

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -215.8% of Shareholder’s Equity (3)
Investments made in the United States
Aerospace & Defense
Amentum Holdings, Inc. (4)	First Lien - Term Loan	9/29/2031	5.72%	S + 2.00%	3.72%	868	$866	$871	1.6%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	10.43%	S + 1.26% + 5.50% PIK	3.67%	559	554	391	0.7%
KBR, Inc. (4)	First Lien - Term Loan	1/17/2031	5.72%	S + 2.00%	3.72%	207	207	209	0.4%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.27%	S + 5.60%	3.67%	851	837	850	1.6%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	6.22%	S + 2.50%	3.72%	988	986	993	1.9%
Vertex Aerospace Services LLC	First Lien - Term Loan	12/6/2030	5.97%	S + 2.25%	3.72%	246	246	247	0.5%
Total Aerospace & Defense							3,696	3,561	6.7%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	5.97%	S + 2.25%	3.72%	93	93	94	0.2%
Allison Transmission, Inc.	First Lien - Term Loan	1/2/2033	5.45%	S + 1.75%	3.70%	362	361	364	0.7%
American Axle & Manufacturing, Inc.	First Lien - Term Loan	2/24/2032	6.91%	S + 3.25%	3.66%	250	249	251	0.5%
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	7.83%	S + 4.11%	3.72%	225	224	223	0.4%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.99%	S + 0.11% + 7.00% PIK	3.87%	363	363	2	0.0%
First Brands Group, LLC	First Lien - Term Loan	6/29/2026	13.84%	S + 1.55% + 8.45% PIK	3.84%	1,060	1,017	209	0.4%
First Brands Group, LLC	First Lien - Term Loan	6/29/2026	10.84%	S + 7.00% PIK	3.84%	417	415	7	0.0%
OPENLANE, Inc.	First Lien - Term Loan	10/8/2032	6.36%	S + 2.50%	3.86%	465	463	466	0.9%
Paint Intermediate III, LLC	First Lien - Term Loan	10/9/2031	6.87%	S + 3.00%	3.87%	479	477	483	0.9%
Thor Industries, Inc. (4)	First Lien - Term Loan	11/15/2030	5.97%	S + 2.25%	3.72%	83	83	83	0.2%
Total Automotive							3,745	2,182	4.2%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Banking, Finance, Insurance & Real Estate
Apollo Commercial Real Estate Finance, Inc. (4)	First Lien - Term Loan	6/13/2030	6.99%	S + 3.25%	3.74%	308	306	311	0.6%
Baldwin Insurance Group Holdings, LLC, The (4)	First Lien - Term Loan	5/26/2031	6.25%	S + 2.50%	3.75%	813	811	813	1.5%
Blackstone Mortgage Trust, Inc.	First Lien - Term Loan	12/19/2032	6.22%	S + 2.50%	3.72%	127	126	127	0.2%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	6.47%	S + 2.75%	3.72%	724	724	728	1.4%
BRTPT 2023-1A (4)	Collateralized Loan Obligation	7/26/2038	10.96%	S + 7.10%	3.86%	500	500	508	1.0%
Citadel Securities LP	First Lien - Term Loan	10/31/2031	5.67%	S + 2.00%	3.67%	699	695	703	1.3%
Clipper Acquisitions Corp.	First Lien - Term Loan	3/3/2028	5.61%	S + 1.86%	3.75%	422	420	416	0.8%
CPI Holdco B, LLC	First Lien - Term Loan	5/17/2031	5.72%	S + 2.00%	3.72%	398	395	399	0.7%
Cushman & Wakefield U.S. Borrower, LLC (4)	First Lien - Term Loan	1/31/2030	6.22%	S + 2.50%	3.72%	420	415	425	0.8%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	8.72%	S + 5.00%	3.72%	959	945	959	1.8%
FinCo I LLC	First Lien - Term Loan	6/27/2029	5.47%	S + 1.75%	3.72%	735	733	737	1.4%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	5.97%	S + 2.25%	3.72%	839	838	818	1.5%
GIH Borrower, LLC (4)	First Lien - Term Loan	11/26/2031	6.17%	S + 2.50%	3.67%	537	534	539	1.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Greystar Real Estate Partners, LLC (4)	First Lien - Term Loan	8/21/2030	6.32%	S + 2.50%	3.82%	516	511	519	1.0%
Hudson River Trading LLC	First Lien - Term Loan	3/18/2030	6.49%	S + 2.75%	3.74%	866	859	871	1.6%
Jane Street Group, LLC	First Lien - Term Loan	12/15/2031	5.82%	S + 2.00%	3.82%	736	735	734	1.4%
Nexus Buyer LLC	First Lien - Term Loan	7/31/2031	7.22%	S + 3.50%	3.72%	890	886	878	1.6%
OFSI Fund LTD (4)	Collateralized Loan Obligation	3/31/2038	10.38%	S + 6.50%	3.88%	500	500	511	1.0%
Osaic Holdings, Inc. (4)	First Lien - Term Loan	7/30/2032	6.60%	S + 3.00%	3.60%	414	414	416	0.8%
Orion Midco Ltd.	First Lien - Term Loan	10/8/2032	7.43%	S + 3.50%	3.93%	550	549	553	1.0%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	6.58%	S + 2.86%	3.72%	939	924	901	1.7%
Resolute Investment Managers, Inc.(4)	First Lien - Term Loan	10/30/2028	10.43%	S + 6.76%	3.67%	449	449	365	0.7%
Resolute Investment Managers Equity (4)	Equity	—	—	—	—	3	—	8	0.0%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	1/2/2030	5.72%	S + 2.00%	3.72%	304	303	305	0.6%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	9/24/2032	5.97%	S + 2.25%	3.72%	299	298	300	0.6%
USI, Inc.	First Lien - Term Loan	11/21/2029	5.92%	S + 2.25%	3.67%	518	517	520	1.0%
Victory Capital Holdings, Inc. (4)	First Lien - Term Loan	9/23/2032	5.67%	S + 2.00%	3.67%	873	872	879	1.6%
Total Banking, Finance, Insurance & Real Estate							15,259	15,243	28.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Beverage, Food & Tobacco
Golden State Foods LLC	First Lien - Term Loan	12/4/2031	7.67%	S + 4.00%	3.67%	206	206	208	0.4%
JBT Marel Corporation	First Lien - Term Loan	1/2/2032	5.47%	S + 1.75%	3.72%	617	615	619	1.2%
Simply Good Foods USA, Inc.	First Lien - Term Loan	3/17/2030	5.72%	S + 2.00%	3.72%	367	365	369	0.7%
Total Beverage, Food & Tobacco							1186	1196	2.3%

Capital Equipment
Chart Industries, Inc. (4)	First Lien - Term Loan	3/15/2030	6.48%	S + 2.50%	3.98%	787	785	792	1.5%
Columbus McKinnon Corporation	First Lien - Term Loan	5/14/2028	6.17%	S + 2.50%	3.67%	595	592	596	1.1%
Mirion Technologies (US Holdings), Inc.	First Lien - Term Loan	6/4/2032	5.67%	S + 2.00%	3.67%	750	750	755	1.4%
Project Aurora Holdco 1 Limited	First Lien - Term Loan	9/30/2032	6.49%	S + 2.75%	3.74%	131	131	132	0.2%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	6.84%	S + 3.00%	3.84%	754	752	760	1.4%
Total Capital Equipment							3,010	3,035	5.6%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	7.47%	S + 3.75%	3.72%	971	966	954	1.8%
H.B. Fuller Company (4)	First Lien - Term Loan	2/15/2030	5.58%	S + 1.86%	3.72%	416	416	418	0.8%
Ineos US Finance LLC (4)	First Lien - Term Loan	2/19/2030	6.97%	S + 3.25%	3.72%	672	669	547	1.0%
Koppers Inc.	First Lien - Term Loan	4/10/2030	6.22%	S + 2.50%	3.72%	144	144	144	0.3%
Solstice Advanced Materials Inc	First Lien - Term Loan	10/29/2032	5.59%	S + 1.75%	3.84%	258	258	260	0.5%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2030	6.86%	S + 3.00%	3.86%	496	487	493	0.9%
Tronox Finance LLC	First Lien - Term Loan	4/4/2029	5.92%	S + 2.25%	3.67%	990	989	814	1.5%
Total Chemicals, Plastics, & Rubber							3,929	3,630	6.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Construction & Building
APi Group DE, Inc. (4)	First Lien - Term Loan	1/3/2029	5.47%	S + 1.75%	3.72%	512	512	514	1.0%
Core & Main LP	First Lien - Term Loan	2/9/2031	5.69%	S + 2.00%	3.69%	689	686	691	1.3%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	7.22%	S + 3.50%	3.72%	622	618	628	1.2%
Groundworks, LLC	First Lien - Term Loan	3/14/2031	6.66%	S + 3.00%	3.66%	207	207	208	0.4%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	6.32%	S + 2.50%	3.82%	558	554	560	1.0%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	5.97%	S + 2.25%	3.72%	739	737	742	1.4%
SiteOne Landscape Supply Holding, LLC (4)	First Lien - Term Loan	3/23/2030	5.50%	S + 1.75%	3.75%	736	735	738	1.4%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	6.72%	S + 3.00%	3.72%	628	618	633	1.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	6.42%	S + 2.75%	3.67%	980	977	988	1.8%
White Cap Supply Holdings, LLC	First Lien - Term Loan	10/19/2029	6.97%	S + 3.25%	3.72%	210	210	211	0.4%
Total Construction & Building							5,854	5,913	11.1%

Consumer Goods: Durable
Chariot Buyer LLC	First Lien - Term Loan	9/8/2032	6.47%	S + 2.75%	3.72%	309	310	310	0.6%
MillerKnoll, Inc.	First Lien - Term Loan	8/9/2032	5.97%	S + 2.25%	3.72%	515	514	519	1.0%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.18%	S + 4.51%	3.67%	525	525	477	0.9%
Resideo Funding Inc.	First Lien - Term Loan	8/13/2032	5.72%	S + 2.00%	3.72%	499	498	501	0.9%
Total Consumer Goods: Durable							1,847	1,807	3.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Consumer Goods: Non-Durable
ABG Intermediate Holdings 2 LLC	First Lien - Term Loan	2/13/2032	5.97%	S + 2.25%	3.72%	744	743	746	1.4%
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	7.58%	S + 3.86%	3.72%	809	808	426	0.8%
Total Consumer Goods: Non-Durable							1,551	1,172	2.2%

Containers, Packaging & Glass
Altium Packaging LLC	First Lien - Term Loan	6/11/2031	6.22%	S + 2.50%	3.72%	724	724	701	1.3%
Closure Systems International Group Inc.	First Lien - Term Loan	3/22/2029	6.72%	S + 3.00%	3.72%	739	737	742	1.4%
Plastipak Holdings, Inc.	First Lien - Term Loan	9/24/2032	6.23%	S + 2.50%	3.73%	825	821	828	1.5%
PLZ Corp.	First Lien - Term Loan	8/3/2026	7.58%	S + 3.86%	3.72%	641	637	594	1.1%
Ring Container Technologies Group, LLC	First Lien - Term Loan	9/15/2032	6.22%	S + 2.50%	3.72%	436	435	438	0.8%
Sabert Corporation	First Lien - Term Loan	12/10/2026	6.83%	S + 3.11%	3.72%	748	747	749	1.4%
Technimark Holdings LLC	First Lien - Term Loan	4/14/2031	6.98%	S + 3.25%	3.73%	714	714	710	1.3%
Total Containers, Packaging & Glass							4,815	4,762	8.8%

Energy: Electricity
Compass Power Generation, L.L.C.	First Lien - Term Loan	4/14/2029	6.97%	S + 3.25%	3.72%	198	198	200	0.4%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	5/30/2031	6.22%	S + 2.50%	3.72%	241	241	243	0.5%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	5.47%	S + 1.75%	3.72%	361	361	363	0.7%
Total Energy: Electricity							800	806	1.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Energy: Oil & Gas
AL GCX Fund VIII Holdings LLC	First Lien - Term Loan	1/30/2032	5.98%	S + 2.25%	3.73%	186	185	186	0.3%
AL GCX Holdings, LLC	First Lien - Term Loan	12/17/2032	5.98%	S + 2.25%	3.73%	207	206	207	0.4%
AL NGPL Holdings, LLC	First Lien - Term Loan	12/9/2030	6.19%	S + 2.25%	3.94%	594	595	597	1.1%
BCP Renaissance Parent L.L.C.	First Lien - Term Loan	10/31/2028	6.17%	S + 2.50%	3.67%	178	177	179	0.3%
Buckeye Partners, L.P.	First Lien - Term Loan	11/22/2032	5.47%	S + 1.75%	3.72%	257	257	258	0.5%
CQP Holdco LP	First Lien - Term Loan	12/31/2030	5.67%	S + 2.00%	3.67%	718	717	722	1.4%
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	5.94%	S + 2.00%	3.94%	189	189	190	0.4%
ITT Holdings LLC	First Lien - Term Loan	10/11/2030	6.19%	S + 2.48%	3.72%	668	658	673	1.3%
M6 ETX Holdings II Midco LLC	First Lien - Term Loan	4/1/2032	6.22%	S + 2.50%	3.72%	309	309	311	0.6%
Total Energy: Oil & Gas							3,293	3,323	6.3%

Environmental Industries
Reworld Holding Corporation	First Lien - Term Loan	1/15/2031	5.98%	S + 2.25%	3.73%	207	207	207	0.4%
Total Environmental Industries							207	207	0.4%

Forest Products & Paper
Mativ Holdings, Inc. (4)	First Lien - Term Loan	4/20/2028	7.58%	S + 3.86%	3.72%	313	312	312	0.6%
Total Forest Products & Paper							312	312	0.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Healthcare & Pharmaceuticals
Amneal Pharmaceuticals LLC	First Lien - Term Loan	8/1/2032	7.22%	S + 3.50%	3.72%	825	823	833	1.6%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	8.19%	S + 4.35%	3.84%	241	237	181	0.3%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	6.47%	S + 2.75%	3.72%	451	450	446	0.8%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	6.97%	S + 3.25%	3.72%	207	206	208	0.4%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	7.83%	S + 4.11%	3.72%	923	922	826	1.5%
Elanco Animal Health Incorporated	First Lien - Term Loan	10/31/2032	5.62%	S + 1.75%	3.87%	724	719	726	1.4%
Ensemble RCM, LLC	First Lien - Term Loan	8/1/2029	6.84%	S + 3.00%	3.84%	704	700	708	1.3%
Golden State Buyer, Inc.	First Lien - Term Loan	3/21/2027	8.57%	S + 4.85%	3.72%	911	910	912	1.7%
ImageFirst Holdings, LLC	First Lien - Term Loan	3/12/2032	6.73%	S + 3.00%	3.73%	498	496	499	0.9%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	8.33%	S + 4.51%	3.82%	953	951	280	0.5%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	5.42%	S + 1.75%	3.67%	245	245	247	0.5%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/14/2031	6.73%	S + 3.00%	3.73%	327	325	328	0.6%
Onex TSG Intermediate Corp.	First Lien - Term Loan	8/6/2032	7.59%	S + 3.75%	3.84%	522	519	526	1.0%
Opal US LLC	First Lien - Term Loan	4/28/2032	6.69%	S + 3.00%	3.69%	499	500	502	0.9%
Option Care Health, Inc.	First Lien - Term Loan	9/16/2032	5.47%	S + 1.75%	3.72%	206	206	208	0.4%
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	6.22%	S + 2.50%	3.72%	983	975	989	1.9%
QuidelOrtho Corporation	First Lien - Term Loan	8/20/2032	7.72%	S + 4.00%	3.72%	412	404	412	0.8%
Sonrava Health Holdings, LLC	First Lien - Term Loan	8/18/2028	14.25%	S + 2.00% + 5.50% PIK	6.75%	1,617	1,616	121	0.2%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	7.99%	S + 4.11%	3.87%	1,066	1,065	1,073	2.0%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	5.72%	S + 2.00%	3.72%	357	357	359	0.7%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	11/26/2031	6.97%	S + 3.25%	3.72%	750	747	746	1.4%
Total Healthcare & Pharmaceuticals							13,373	11,130	20.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
High Tech Industries
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	7.43%	S + 3.76%	3.67%	547	547	539	1.0%
Gen Digital Inc. (4)	First Lien - Term Loan	4/16/2032	5.47%	S + 1.75%	3.72%	995	990	997	1.9%
Genesys Cloud Services Holdings I, LLC	First Lien - Term Loan	1/30/2032	6.22%	S + 2.50%	3.72%	583	581	582	1.1%
Ivanti Security Holdings LLC	First Lien - Term Loan	6/1/2029	9.64%	S + 5.75%	3.89%	995	987	1030	1.9%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	8.10%	S + 4.26%	3.84%	956	956	892	1.7%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	7.47%	S + 3.75%	3.72%	734	727	735	1.4%
SS&C Technologies Holdings, Inc. (4)	First Lien - Term Loan	5/9/2031	5.72%	S + 2.00%	3.72%	550	550	553	1.0%
UKG Inc.	First Lien - Term Loan	2/10/2031	6.34%	S + 2.50%	3.84%	499	499	500	0.9%
Ultra Clean Holdings, Inc. (4)	First Lien - Term Loan	2/25/2028	6.47%	S + 2.75%	3.72%	276	275	278	0.5%
VeriFone Systems, Inc.	First Lien - Term Loan	8/18/2028	9.35%	S + 5.51%	3.84%	1,209	1,208	1,148	2.1%
Total High Tech Industries							7,320	7,254	13.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	6.22%	S + 2.50%	3.72%	495	495	498	0.9%
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	6.47%	S + 2.75%	3.72%	496	492	499	0.9%
Creative Artists Agency, LLC	First Lien - Term Loan	10/1/2031	6.22%	S + 2.50%	3.72%	249	248	250	0.5%
Herschend Entertainment Company, LLC	First Lien - Term Loan	5/27/2032	6.97%	S + 3.25%	3.72%	249	248	251	0.5%
Hilton Domestic Operating Company Inc.	First Lien - Term Loan	11/8/2030	5.48%	S + 1.75%	3.73%	750	749	756	1.4%
PCI Gaming Authority	First Lien - Term Loan	7/18/2031	5.72%	S + 2.00%	3.72%	924	924	927	1.7%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	9.82%	S + 6.10%	3.72%	156	155	140	0.3%
Seaworld Parks & Entertainment, Inc. (4)	First Lien - Term Loan	12/4/2031	5.72%	S + 2.00%	3.72%	737	737	734	1.4%
Station Casinos LLC	First Lien - Term Loan	3/14/2031	5.72%	S + 2.00%	3.72%	216	215	217	0.4%
TKO Worldwide Holdings, LLC	First Lien - Term Loan	11/21/2031	5.87%	S + 2.00%	3.87%	154	154	155	0.3%
Wasserman Media Group, LLC	First Lien - Term Loan	6/23/2032	6.72%	S + 3.00%	3.72%	249	248	251	0.5%
Total Hotel, Gaming & Leisure							4,665	4,678	8.8%

Media: Advertising, Printing & Publishing
McGraw-Hill Education, Inc.	First Lien - Term Loan	8/6/2031	6.47%	S + 2.75%	3.72%	75	75	76	0.1%
Outfront Media Capital LLC (Outfront Media Capital Corporation)	First Lien - Term Loan	9/24/2032	5.73%	S + 2.00%	3.73%	207	207	208	0.4%
Total Media: Advertising, Printing & Publishing							282	284	0.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	5.99%	S + 2.00%	3.99%	980	976	980	1.8%
LCPR Loan Financing LLC	First Lien - Term Loan	10/16/2028	8.22%	S + 4.18%	4.04%	294	295	193	0.4%
Sinclair Television Group, Inc.	First Lien - Term Loan	12/31/2030	7.92%	S + 4.20%	3.72%	726	713	662	1.2%
Univision Communications Inc.	First Lien - Term Loan	1/31/2029	7.33%	S + 3.50%	3.83%	739	734	738	1.4%
Total Media: Broadcasting & Subscription							2,718	2,573	4.8%

Media: Diversified & Production
TouchTunes Music Group, LLC	First Lien - Term Loan	4/2/2029	8.42%	S + 4.75%	3.67%	310	308	303	0.6%
Total Media: Diversified & Production							308	303	0.6%

Retail
Apro, LLC	First Lien - Term Loan	7/9/2031	7.68%	S + 3.75%	3.93%	642	641	646	1.2%
Evergreen Acqco 1 LP	First Lien - Term Loan	9/17/2032	6.70%	S + 3.00%	3.70%	251	250	253	0.5%
Flynn Restaurant Group LP	First Lien - Term Loan	1/28/2032	7.47%	S + 3.75%	3.72%	744	741	748	1.4%
Great Outdoors Group, LLC	First Lien - Term Loan	1/23/2032	6.97%	S + 3.25%	3.72%	862	861	869	1.6%
IRB Holding Corp.	First Lien - Term Loan	12/15/2030	6.22%	S + 2.50%	3.72%	461	461	463	0.9%
Upbound Group, Inc. (4)	First Lien - Term Loan	8/13/2032	6.63%	S + 2.75%	3.88%	537	537	541	1.0%
Total Retail							3,491	3,520	6.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Services: Business
Acuren Delaware Holdco, Inc.	First Lien - Term Loan	7/30/2031	6.47%	S + 2.75%	3.72%	149	149	150	0.3%
AlixPartners, LLP	First Lien - Term Loan	8/12/2032	5.72%	S + 2.00%	3.72%	620	618	622	1.2%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	7.22%	S + 3.50%	3.72%	415	412	418	0.8%
Aramark Intermediate HoldCo Corporation	First Lien - Term Loan	6/22/2030	5.47%	S + 1.75%	3.72%	733	733	736	1.4%
Boost Newco Borrower, LLC	First Lien - Term Loan	1/31/2031	5.67%	S + 2.00%	3.67%	743	739	745	1.4%
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	8.35%	S + 4.50%	3.85%	499	499	456	0.9%
Centuri Group, Inc.	First Lien - Term Loan	7/9/2032	6.12%	S + 2.25%	3.87%	385	384	387	0.7%
Citco Funding LLC	First Lien - Term Loan	4/27/2028	6.51%	S + 2.75%	3.76%	733	731	739	1.4%
Clearwater Analytics, LLC (4)	First Lien - Term Loan	4/21/2032	6.21%	S + 2.00%	4.21%	499	499	500	0.9%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	10.49%	S + 1.65% +5.00% PIK	3.84%	1,046	1,032	860	1.6%
Corpay Technologies Operating Company, LLC	First Lien - Term Loan	4/28/2028	5.47%	S + 1.75%	3.72%	740	739	742	1.4%
Corporation Service Company	First Lien - Term Loan	11/2/2029	5.72%	S + 2.00%	3.72%	538	533	538	1.0%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	7.72%	S + 4.00%	3.72%	550	544	515	1.0%
First Advantage Holdings, LLC (4)	First Lien - Term Loan	10/31/2031	6.47%	S + 2.75%	3.72%	702	699	696	1.3%
GTCR Everest Borrower, LLC	First Lien - Term Loan	9/5/2031	6.42%	S + 2.75%	3.67%	495	493	497	0.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	5.72%	S + 2.00%	3.72%	414	411	414	0.8%
Maximus, Inc. (4)	First Lien - Term Loan	5/30/2031	5.72%	S + 2.00%	3.72%	434	434	437	0.8%
Mermaid Bidco Inc.	First Lien - Term Loan	7/3/2031	7.15%	S + 3.25%	3.90%	494	493	496	0.9%
Nielsen Consumer, Inc.	First Lien - Term Loan	10/31/2030	5.97%	S + 2.25%	3.72%	478	477	479	0.9%
Priority Holdings, LLC	First Lien - Term Loan	7/30/2032	7.47%	S + 3.75%	3.72%	493	492	485	0.9%
Prometric Holdings Inc.	First Lien - Term Loan	6/25/2032	7.47%	S + 3.75%	3.72%	499	496	503	0.9%
Sitel Group	First Lien - Term Loan	8/28/2028	7.68%	S + 4.01%	3.67%	944	942	464	0.9%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	7.47%	S + 3.75%	3.72%	713	712	653	1.2%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	5.47%	S + 1.75%	3.72%	249	248	240	0.4%
Trans Union LLC (4)	First Lien - Term Loan	6/24/2031	5.47%	S + 1.75%	3.72%	575	574	577	1.1%
TRC Companies LLC	First Lien - Term Loan	12/8/2028	6.72%	S + 3.00%	3.72%	844	842	848	1.6%
UST Global Inc	First Lien - Term Loan	11/20/2028	6.73%	S + 3.00%	3.73%	960	958	965	1.8%
Vestis Corporation	First Lien - Term Loan	2/22/2031	6.07%	S + 2.25%	3.82%	507	505	467	0.9%
VRS Buyer, Inc.	First Lien - Term Loan	10/12/2032	7.24%	S + 3.50%	3.74%	234	233	235	0.4%
VRS Buyer, Inc. (5)	First Lien - Delayed Draw Term Loan	10/12/2032	0.00%	0.00%	0.00%	24	—	—	0.0%
Total Services: Business							16,621	15,864	29.7%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Services: Consumer
Prime Security Services Borrower, LLC	First Lien - Term Loan	3/7/2032	5.58%	S + 1.75%	3.83%	993	988	991	1.9%
Southern Veterinary Partners, LLC	First Lien - Term Loan	12/4/2031	6.37%	S + 2.50%	3.87%	626	625	626	1.2%
Wash Bidco Inc.	First Lien - Term Loan	9/10/2032	6.97%	S + 3.25%	3.72%	250	249	252	0.5%
WW International, Inc. (4)	First Lien - Term Loan	6/24/2030	10.49%	S + 6.80%	3.69%	200	206	177	0.3%
Total Services: Consumer							2,068	2,046	3.9%

Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	3/25/2026	11.43%	S + 7.76%	3.67%	368	368	372	0.7%
Cablevision Lightpath LLC	First Lien - Term Loan	11/30/2027	6.75%	S + 3.00%	3.75%	436	435	436	0.8%
Ciena Corporation (4)	First Lien - Term Loan	10/24/2030	5.48%	S + 1.75%	3.73%	975	974	980	1.8%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	7.17%	S + 3.50%	3.67%	650	646	652	1.2%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	64	0.1%
SBA Senior Finance II LLC	First Lien - Term Loan	1/25/2031	5.47%	S + 1.75%	3.72%	494	493	496	0.9%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	10.67%	S + 7.00%	3.67%	968	955	937	1.7%
Vertiv Group Corporation	First Lien - Term Loan	8/12/2032	5.61%	S + 1.75%	3.86%	480	480	483	0.9%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/11/2030	7.33%	S + 3.11% + 0.50% PIK	3.72%	641	640	610	1.1%
Total Telecommunications							5,281	5,030	9.2%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	7.22%	S + 3.50%	3.72%	958	957	964	1.8%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	6.97%	S + 3.25%	3.72%	809	807	803	1.5%
Total Transportation: Cargo							1,764	1,767	3.3%

Transportation: Consumer
Brown Group Holding, LLC	First Lien - Term Loan	7/1/2031	6.47%	S + 2.75%	3.72%	102	102	103	0.2%
First Student Bidco Inc.	First Lien - Term Loan	8/15/2030	6.17%	S + 2.50%	3.67%	845	844	849	1.6%
First Student Bidco Inc.	First Lien - Term Loan	8/15/2030	6.17%	S + 2.50%	3.67%	155	154	155	0.3%
United AirLines, Inc. (4)	First Lien - Term Loan	2/22/2031	5.73%	S + 2.00%	3.73%	304	303	306	0.6%
Total Transportation: Consumer							1,403	1,413	2.7%

Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	5.47%	S + 1.75%	3.72%	900	896	902	1.7%
Calpine Corporation	First Lien - Term Loan	1/31/2031	5.47%	S + 1.75%	3.72%	643	640	644	1.2%
Cogentrix Finance Holdco I, LLC	First Lien - Term Loan	2/26/2032	5.97%	S + 2.25%	3.72%	229	228	230	0.4%
Tiger Acquisition, LLC	First Lien - Term Loan	8/23/2032	6.23%	S + 2.50%	3.73%	744	742	747	1.4%
Total Utilities: Electric							2,506	2,523	4.7%

Total Investments made in the United States							111,304	105,534	197.7%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Austria
Capital Equipment
INNIO Group Holding GmbH (4)	First Lien - Term Loan	11/2/2028	6.13%	S + 2.25%	3.88%	103	103	103	0.2%
Total Capital Equipment							103	103	0.2%

Total Investments made in Austria							103	103	0.2%

Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (4)	First Lien - Term Loan	9/20/2030	5.47%	S + 1.75%	3.72%	941	937	943	1.8%
Total Beverage, Food & Tobacco							937	943	1.8%

Transportation: Consumer
Air Canada (4)	First Lien - Term Loan	3/21/2031	5.72%	S + 2.00%	3.72%	737	736	743	1.4%
Total Transportation: Consumer							736	743	1.4%

Total Investments made in Canada							1,673	1,686	3.2%

Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (4)	First Lien - Term Loan	8/4/2031	6.67%	S + 3.00%	3.67%	412	411	417	0.8%
Total Healthcare & Pharmaceuticals							411	417	0.8%

Total Investments made in France							411	417	0.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Ireland
Aerospace & Defense
Delos Aircraft Designated Activity Company (4)	First Lien - Term Loan	10/31/2027	5.42%	S + 1.75%	3.67%	333	333	336	0.6%
Setanta Aircraft Leasing Designated Activity Company (4)	First Lien - Term Loan	11/5/2028	5.42%	S + 1.75%	3.67%	175	175	176	0.3%
Total Aerospace & Defense							508	512	0.9%

Hotel, Gaming & Leisure
Flutter Entertainment plc (4)	First Lien - Term Loan	11/30/2030	5.42%	S + 1.75%	3.67%	940	938	940	1.7%
Total Hotel, Gaming & Leisure							938	940	1.7%

Services: Consumer
Cimpress plc (4)	First Lien - Term Loan	5/17/2028	6.22%	S + 2.50%	3.72%	956	953	960	1.8%
Total Services: Consumer							953	960	1.8%

Total Investments made in Ireland							2,399	2,412	4.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Luxembourg
Consumer goods: Durable
Samsonite Group S.A. (4)	First Lien - Term Loan	11/5/2032	5.47%	S + 1.75%	3.72%	399	397	401	0.7%
Total Consumer goods: Durable							397	401	0.7%

Containers, Packaging & Glass
Mar Bidco S.a r.l. (4)	First Lien - Term Loan	7/7/2028	8.58%	S + 4.46%	4.12%	13	13	12	0.0%
Total Containers, Packaging & Glass							13	12	0.0%

Telecommunications
Venga Finance S.a r.l. (4)	First Lien - Term Loan	6/28/2029	7.83%	S + 4.01%	3.82%	968	951	972	1.8%
Total Telecommunications							951	972	1.8%

Total Investments made in Luxembourg							1,361	1,385	2.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (4)	First Lien - Term Loan	4/3/2028	7.04%	S + 3.25%	3.79%	832	826	834	1.5%
Total Chemicals, Plastics, & Rubber							826	834	1.5%

Metals & Mining
AMG Advanced Metallurgical Group N.V. (4)	First Lien - Term Loan	11/30/2028	7.33%	S + 3.61%	3.72%	888	882	891	1.7%
Total Metals & Mining							882	891	1.7%

Telecommunications
Sunrise Financing Partnership (4)	First Lien - Term Loan	2/15/2032	6.69%	S + 2.50%	4.19%	638	636	641	1.2%
Telecommunications							636	641	1.2%

Total Investments made in the Netherlands							2,344	2,366	4.4%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	5.97%	S + 2.25%	3.72%	475	470	477	0.9%
Total Services: Business							470	477	0.9%

Total Investments made in Puerto Rico							470	477	0.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Switzerland
Services: Business
Speed Midco 3 S.a r.l. (4)	First Lien - Term Loan	10/7/2032	6.29%	S + 2.50%	3.79%	310	309	312	0.6%
Total Services: Business							309	312	0.6%

Total Investments made in Switzerland							309	312	0.6%

Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	8.07%	S + 4.35%	3.72%	491	484	349	0.6%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	7.57%	S + 3.85%	3.72%	116	115	80	0.1%
Total Chemicals, Plastics, & Rubber							599	429	0.7%

Hotel, Gaming & Leisure
Entain plc (4)	First Lien - Term Loan	7/31/2032	5.92%	S + 2.25%	3.67%	206	206	205	0.4%
Total Hotel, Gaming & Leisure							206	205	0.4%

Total Investments made in the United Kingdom							805	634	1.1%

Total Non-controlled/Non-Affiliated Investments							$121,179	$115,326	215.8%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, rates for 1M S, 3M S, 6M S, and 12M S are 3.69%, 3.65%, 3.57%, and 3.42% respectively.

(3)	Percentages are based on net assets of $53,448 as of December 31, 2025.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 21.3% of total assets.

(5)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion

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

Steele Creek Capital Corporation

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	7.11%	S + 2.75%	4.36%	475	469	482	0.9%
Total Services: Business							469	482	0.9%

Total Investments made in Puerto Rico							469	482	0.9%

Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	8.71%	S + 4.35%	4.36%	496	487	500	0.9%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	8.21%	S + 3.85%	4.36%	117	116	118	0.2%
Total Chemicals, Plastics, & Rubber							603	618	1.1%

Total Investments made in the United Kingdom							603	618	1.1%

Total Non-controlled/Non-Affiliated Investments							$125,533	$121,572	222.3%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2024. As of December 31, 2024, rates for 1M S, 3M S, 6M S, and 12M S are 4.33%, 4.31%, 4.25%, and 4.18%, respectively.

(3)	Percentages are based on net assets of $54,684 as of December 31, 2024.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 21.9% of total assets.

(5)	Inputs in the valuation of this investment included certain unobservable inputs that were significant to the valuation as a whole (see Note 4)

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, original issuance discounts (“OID”) and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2025 and 2024, we had no loans on non-accrual status, respectively.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of December 31, 2025 and 2024, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of December 31, 2025 and 2024, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Income Taxes - For the years ended December 31, 2025, 2024 and 2023 we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

The 2022 to 2025 tax years for the Company are not yet closed and remain subject to examination by U.S. Federal, state and local tax authorities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

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

On August 8, 2025 the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

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

Gross management fees for the year ended December 31, 2025 were $1,382 thousand. Net management fees for the year ended December 31, 2025 were $772 thousand. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the year ended December 31, 2025 the Investment Advisor earned a gross income incentive fee of $4 thousand and did not earn a capital incentive fee. For the year ended December 31, 2024 the Investment Advisor earned a gross income incentive fee of $96 thousand and did not earn a capital incentive fee. For the year ended December 31, 2023 the Investment Advisor earned a gross income incentive fee of $241 thousand and did not earn a capital incentive fee.

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

For the years ended December 31, 2025, 2024 and 2023, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the years ended December 31, 2025, 2024 and 2023, the Investment Advisor waived $211 thousand, $442 thousand and $264 thousand, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the years ended December 31, 2025, 2024 and 2023 did not produce realized income sufficient to charge a full management fee. Therefore, the Company waived an additional $399 thousand, $349 thousand and $322 thousand of management fees for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Related Party Transactions

As of December 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,912 thousand of the Company’s net assets. As of December 31, 2024, affiliates owned approximately 43% of the Company representing approximately $23,308 thousand of the Company’s net assets.

For the years ended December 31, 2025, 2024 and 2023, Moelis Asset, parent of the Investment Advisor, contributed zero, $11 thousand and zero, respectively, to pay legal, organizational, and offering costs incurred by the Company. Moelis Asset will incur these expenses and they will not be charged back to the Company.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the years ended December 31, 2025 and 2024, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For each of the years ended December 31, 2025, 2024 and 2023, the Company incurred $80 thousand in directors’ fees expense, respectively. The directors’ fees for the years ended December 31, 2025, 2024 and 2023 were paid as of the year end.

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

The following fair value hierarchy table sets forth our investments by level as of December 31, 2025:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Term Loans	$114,235	$-	$114,235	$-
Equity	72	-	72	-
Collateralized Loan Obligations	1,019	-	1,019	-
Total Investments	$115,326	$-	$115,326	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2024:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Term Loans	$118,706	$-	$118,126	$580
Equity	310	-	310	-
Collateralized Loan Obligations	2,556	-	2,556	-
Total Investments	$121,572	$-	$120,992	$580

As of December 31, 2025, there were no Level 3 investments and no unobservable inputs were utilized.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024, included the following:

	Fair	Valuation	Unobservable	Range		Weighted
Type	Value	Technique	Input	Minimum	Maximum	Average
Term Loans	$580	Discounted Cash Flows	Market Comps	0%	100%	45.2
Total	$580

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to value if input increases	Impact to value if input decreases
Market Comps	Increases	Decreases

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the year ended December 31, 2025, there was one investment that transferred between levels. The transfer from Level 2 to Level 3 was made due to unreliable Level 2 pricing being received from the third-party valuation specialist for the year ended December 31, 2025.

For the year ended December 31, 2024 there were term loans and equity investments that transferred between Level 2 and Level 3. The transfers from Level 3 to Level 2 were made due to availability of broker quotes and increased trading volume; transfers from Level 2 to Level 3 were made due to unreliable Level 2 pricing being received from the third-party valuation specialty for the year ended December 31, 2024.

Changes in investments categorized as Level 3 for the year ended December 31, 2025 were as follows:

	Year ended December 31, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$580	$-	$580
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	(541)	-	(541)
Transfers (1)	-	642	642
Dispositions	(39)	(642)	(681)
Ending Balance	$-	$-	$-

Changes in investments categorized as Level 3 for the year ended December 31, 2024 were as follows:

	Year ended December 31, 2024
	Term Loans	Equity	Total Investments
Beginning Balance	$1,449	$24	$1,473
Net realized gain (loss)	(853)	-	(853)
Net unrealized gain (loss)	1,047	3	1,050
Transfers (1)	(685)	(27)	(712)
Dispositions	(378)	-	(378)
Ending Balance	$580	$-	$580

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Numerator - net earnings (loss)	$(943)	$2,835	$9,757
Denominator - weighted average shares	6,038	6,058	5,864
Net earnings (loss) per share	$(0.16)	$0.47	$1.66

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital that the Company has raised and tendered, and the shares issued to and purchased from investors during the year ended December 31, 2025.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2024	$60,949	5,816,048
January 1, 2025	133	14,115
January 2, 2025	343	36,429
January 2, 2025	(232)	(24,630)
February 3, 2025	180	18,869
March 1, 2025	407	43,693
March 3, 2025	416	44,620
Balance at March 31, 2025	$62,196	5,949,144
April 1, 2025	235	26,014
April 1, 2025	134	14,845
April 1, 2025	(595)	(65,854)
May 1, 2025	841	94,681
June 1, 2025	392	43,144
Balance at June 30, 2025	$63,203	6,061,974
July 1, 2025	655	71,663
July 1, 2025	(337)	(36,824)
August 1, 2025	24	2,573
September 1, 2025	415	45,983
September 2, 2025	100	11,086
Balance at September 30, 2025	$64,060	6,156,455
October 1, 2025	218	24,416
October 1, 2025	(456)	(51,017)
December 1, 2025	409	46,308
Balance at December 31, 2025	$64,231	6,176,162

The table below summarizes the capital the Company has raised and the shares issued to investors during the year ended December 31, 2024.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2023	$66,290	6,370,722
January 2, 2024	(524)	(53,915)
February 1, 2024	44	4,480
March 1, 2024	669	69,303
Balance at March 31, 2024	$66,479	6,390,590
April 1, 2024	56	5,908
April 1, 2024	(571)	(59,713)
May 1, 2024	175	18,127
June 3, 2024	325	33,670
Balance at June 30, 2024	$66,464	6,388,582
July 1, 2024	47	4,927
July 1, 2024	(6,059)	(629,851)
August 1, 2024	43	4,420
September 3, 2024	175	18,139
Balance at September 30, 2024	$60,670	5,786,217
October 1, 2024	159	16,680
October 1, 2024	(1,244)	(130,455)
October 10, 2024	492	51,637
November 1, 2024	382	40,165
December 1, 2024	390	41,227
December 2, 2024	100	10,577
Balance at December 31, 2024	$60,949	5,816,048

During the year ended December 31, 2025, the Company issued 538,439 shares, with an aggregate purchase price of $4,902 thousand and repurchased 178,325 shares with an aggregate tender price of $1,620 thousand. During the year ended December 31, 2024, the Company issued 319,260 shares, with an aggregate purchase price of $3,057 thousand and repurchased 873,934 shares with an aggregate tender price of $8,398 thousand.

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

 During the year ended December 31, 2025, 208,088 shares were reinvested.

As of December 31, 2025 and 2024, the Company had 6,176,162 and 5,816,048 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

On October 18, 2024, the Company terminated the existing BNP Credit Facility and fully repaid it on October 18, 2024.

The wholly owned subsidiary, Funding I, was completely wound down and accounts were closed on September 24, 2025.

The average debt outstanding and weighted average interest rate for the period January 1, 2024 through October 18, 2024 was $85,910 and 6.69%. For the period January 1, 2024 through October 18, 2024 we incurred interest and debt financing expenses of $4,924 thousand on the BNP Credit Facility. The fair value of the BNP Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs.

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

The average debt outstanding and weighted average interest rate for the year ended December 31, 2025 was $71,778 and 5.82%. The average debt outstanding and weighted average interest rate for the period October 18, 2024 through December 31, 2024 was $73,278 and 6.22%. For the year ended December 31, 2025 and the period October 18, 2024 through December 31, 2024, we incurred interest and debt financing expenses of $4,296 thousand and $976 thousand, respectively, on the BoA Credit Facility. As of December 31, 2025 there was $71,615 thousand outstanding and $8,385 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2024 there was $73,278 thousand outstanding and $6,722 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2025 and 2024, the BoA Credit Facility had a fair value of $71,615 thousand and $73,278 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2025 and 2024, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

The Company declared the following dividends (in thousands).

Dividend	Declaration Date	Record Date	Payment Date
$425	December 14, 2020	December 16, 2020	January 13, 2021
436	February 16, 2021	February 18, 2021	April 13, 2021
464	May 17, 2021	May 19, 2021	July 13, 2021
653	August 16, 2021	August 18 2021	October 12, 2021
707	November 16,2021	November 17, 2021	January 14, 2022
400	December 29, 2021	December 31, 2021	January 14, 2022
800	February 14, 2022	February 16, 2022	April 12, 2022
815	May 17, 2022	May 19, 2022	July 14, 2022
772	August 16, 2022	August 18, 2022	October 13, 2022
760	November 14, 2022	November 16, 2022	January 17, 2023
597	December 21, 2022	December 23, 2022	January 17, 2023
805	February 13, 2023	February 15, 2023	April 12, 2023
262	March 31, 2023	March 31, 2023	April 12, 2023
792	May 15, 2023	May 17, 2023	July 12, 2023
268	June 29, 2023	June 29, 2023	July 12, 2023
832	August 14, 2023	August 16, 2023	October 10, 2023
284	September 28, 2023	September 29, 2023	October 10, 2023
921	November 13, 2023	November 15, 2023	January 11, 2024
1,160	December 21, 2023	December 22, 2023	January 11, 2024
923	February 12, 2024	February 14, 2024	April 10, 2024
311	March 25, 2024	March 27, 2024	April 10, 2024
921	May 13, 2024	May 15, 2024	July 10, 2024
310	June 26, 2024	June 28, 2024	July 10,2024
842	August 12, 2024	August 14, 2024	October 10, 2024
278	September 27, 2024	September 30, 2024	October 10, 2024
822	November 11, 2024	November 13, 2024	January 28, 2025
275	December 20, 2024	December 23, 2024	January 28, 2025
836	February 18, 2025	February 20, 2025	April 15, 2025
273	March 26, 2025	March 28, 2025	April 15, 2025
803	May 12, 2025	May 14, 2025	July 10, 2025
843	August 11, 2025	August 13, 2025	October 14, 2025
820	November 17, 2025	November 19, 2025	January 14, 2026
$20,410

The below table reflects the per share distribution including IRC Section 67 expenses deemed paid as of December 31, 2025, 2024 and 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Ordinary income	$0.59	$0.77	$0.90
Section 67 expenses	0.15	0.18	0.18
Total	$0.74	$0.95	$1.08

As of December 31, 2025, 2024 and 2023, the components of Accumulated Earnings (losses) on a tax basis were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Distributable earnings / accumulated losses on a tax basis
Undistributed ordinary income	$-	$-	$146
Undistributed long-term capital gains	-	-	-
Unrealized appreciation (depreciation)	(5,858)	(3,966)	(3,810)
Other temporary differences	(5,996)	(3,447)	(1,904)
Total distributable earnings (accumulated losses)	$(11,854)	$(7,413)	$(5,568)

The fund incurred capital losses which can be carried forward to future years. As of December 31, 2025 the fund had cumulative long term capital losses of $5,240 and for the calendar years ended December 31, 2024 and 2023, the fund had cumulative long term capital losses of $3,034 and $1,488, respectively.

Excise Tax

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2025, 2024 and 2023, we did not accrue an expense for U.S. federal excise tax.

Tax Basis of Investments

As of December 31, 2025, the estimated cost basis of investments for U.S. Federal tax purposes was approximately $5 thousand higher than book cost due to wash sales. As of December 31, 2024 the estimated cost basis of investments for U.S. federal tax purposes was approximately $5 thousand higher than book cost due to wash sales. As of December 31, 2023 the estimated cost basis of investments for U.S. federal tax purposes was approximately $10 thousand higher than book cost due to wash sales.

Qualified Interest Related Dividends Percentage

For the years ended December 31, 2025, 2024 and 2023, the Company designated 100.0%, 99.3%, and 92.6%, respectively, of dividends declared and paid from net investment income as interest related dividends under IRC Section 871(k)(1)(c).

Short-Term Capital Gain Dividends Percentage

For each of the years ended December 31, 2025, 2024 and 2023, the Company designated 0.0% of dividends declared and paid from ordinary income as short-term capital gain dividends under IRC Section 871(k)(2)(c).

9. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of December 31, 2025 and 2024, the Company had unfunded commitments of $24 thousand and zero, respectively.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of December 31, 2025. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

10. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Per share data:
Net asset value at beginning of period	$9.40	$9.71	$8.93	$10.90	$10.76
Net investment income (1)	0.52	0.75	0.93	0.59	0.19
Net realized gain (1)	(0.36)	(0.25)	(0.24)	0.06	0.69
Net change in unrealized (depreciation) (1)	(0.31)	(0.03)	0.97	(1.91)	(0.09)
Net (decrease) increase in net assets resulting from operations (1)	(0.15)	0.47	1.66	(1.26)	0.79
Stockholder distributions from income (2)	(0.59)	(0.77)	(0.90)	(0.71)	(0.76)
Issuance of common shares	-	-	-	-	-
Other (3)	(0.01)	(0.01)	0.02	-	0.11
Net asset value at end of period	$8.65	$9.40	$9.71	$8.93	$10.90

Net assets at end of period	$53,448	$54,684	$61,858	$50,375	$46,993
Shares outstanding at end of period	6,176,162	5,816,048	6,370,722	5,643,073	4,311,321
Total return (2)	(1.84)%	4.85%	19.53%	(11.94)%	8.54%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	13.25%	15.89%	16.36%	11.85%	12.01%
Ratio of net expenses including waivers and reversals to average net assets (4)	12.13%	14.54%	15.28%	10.64%	9.88%
Ratio of net investment income to average net assets (4)	5.74%	7.73%	9.98%	6.21%	1.74%

Portfolio turnover (5)	75.5%	197.5%	145.1%	107.3%	612.5%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

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

On January 2, 2026, the Company accepted approximately 211,165 shares tendered in the December 2025 tender offer. On January 23, 2026, the Company paid approximately $1,827 thousand for the tendered shares.

On January 14, 2026, the Company paid its quarterly distribution of approximately $820 thousand, of which approximately $409 thousand or approximately 46,308 shares of the regular divided were reinvested into the fund on December 1, 2025.

On February 2, 2026, the Company issued and sold 8,228 shares of its common stock to certain investors for an aggregate offering price of $70 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On March 2, 2026, the Company issued and sold 6,011 shares of its common stock to certain investors for an aggregate offering price of $50 thousand. The sale of its common stock was made pursuant to subscription agreements between the Company and the investors, and the issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

As of March 25, 2026, the Investment Advisor has received requests to tender approximately 189,812 shares of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Form of Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
4.1*	Description of Securities
10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.2	Form of Waiver Letter Agreement to the Investment Advisory Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 10.3 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.4	Form of Custody Agreement (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.5	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.6	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56189) filed on November 9, 2020).
10.7*	Form of Subscription Agreement
10.8	Form of Dealer Manager Agreement (Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56189) filed on December 23, 2020).
10.9	Credit Agreement with BNP Paribas (Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56189) filed on December 23, 2020).
10.10	Third Amendment To The Credit Agreement with BNP Paribas (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K (File No. 000-56189) filed on March 23, 2022).
10.11	Credit Agreement, dated as of October 18, 2024, by and among the Registrant, Steele Creek Capital Funding II LLC, Steele Creek Invest Management LLC, Bank of America, N.A., U.S. Bank Trust Company National Association and U.S. Bank National Association (Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K (File No. 814-01351) filed on October 23, 2024).
14.1*	Code of Ethics (Includes Insider Trading Policy)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Item 16. Form 10-K Summary

The registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steele Creek Capital Corporation

Date: March 25, 2026	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer, Chief Investment Officer, and President (Principal Executive Officer)

Date: March 25, 2026	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2026	/s/ Christopher Ryan
	Name:	Christopher Ryan
	Title:	Interested Director, Chairman, and Treasurer

Date: March 25, 2026	/s/ William Hayes
	Name:	William Hayes
	Title:	Independent Director, Audit Committee Chairman

Date: March 25, 2026	/s/ William Gates
	Name:	William Gates
	Title:	Independent Director

Date: March 25, 2026	/s/ Charles Fishkin
	Name:	Charles Fishkin
	Title:	Independent Director