Form 10-Q
period 2026-03-31
Steele Creek Capital Corp
filed 2026-05-14
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 5,821,906 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

PART I

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $115,662 and $121,179, respectively)	$108,642	$115,326
Cash	11,026	11,189
Receivable for investments sold	1,679	74
Prepaid expenses and other assets	383	446
Interest receivable	388	457
Total assets	$122,118	$127,492

Liabilities
Credit facility	66,981	71,615
Payable for investments purchased	3,671	1,253
Management fees payable	183	183
Interest payable	115	125
Accounts payable and accrued expenses	308	457
Distributions payable	373	411
Total liabilities	71,631	74,044

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 450,000,000 shares authorized, 6,026,066 and 6,176,162 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	63,979	65,296
Total distributable (deficit) earnings	(13,498)	(11,854)
Total net assets	$50,487	$53,448

Total liabilities and net assets	$122,118	$127,492

Net asset value per share	$8.38	$8.65

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$2,016	$2,563
Payment in-kind interest income	117	72
Other income	12	-
Total investment income	2,145	2,635

Expenses:
Management fees	312	362
Interest and debt financing expenses	932	1,100
Professional fees	129	121
Incentive fees	-	4
Administration expenses	88	53
Directors’ fees	20	20
Custody fees	14	13
Other general and administrative expenses	59	197
Total expenses	1,554	1,870
Less: management fees waived	(312)	(67)
Net expenses	1,242	1,803
Net investment income	903	832

Realized and unrealized (loss) gain on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(617)	155
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(1,167)	(2,065)

Total net realized and unrealized gain (loss) on investments	(1,784)	(1,910)

Net increase (decrease) in net assets resulting from operations	$(881)	$(1,078)

Per share data:
Net investment income per share - basic and diluted	$0.15	$0.14
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$(0.15)	$(0.18)
Weighted average shares outstanding - basic and diluted	5,991	5,883

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Operations
Net investment income	$903	$832
Net realized (loss) gain on investments	(617)	155
Net change in unrealized (depreciation) appreciation on investments	(1,167)	(2,065)
Net (decrease) increase in net assets resulting from operations	(881)	(1,078)

Distributions to Stockholders
Distributions of realized income	(762)	(1,110)
Total Capital Share Transactions	(762)	(1,110)

Capital Share Transactions
Issuance of common shares	120	938
Common shares issued from reinvestment of distributions	389	540
Repurchase of common shares	(1,827)	(232)
Total Capital Share Transactions	(1,318)	1,246

Net Assets
Net (decrease) increase in net assets during the period	(2,961)	(942)
Net assets at beginning of period	53,448	54,684
Net assets at end of period	50,487	53,742

Capital Share Activity
Issuance of common shares	14	100
Common shares issued from reinvestment of distributions	47	58
Repurchase of common shares	(211)	(25)
Shares issued and outstanding at beginning of period	6,176	5,816
Shares issued and outstanding at end of period	6,026	5,949

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(881)	$(1,078)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(8,877)	(42,769)
Proceeds from sales of investments and paydowns	13,964	48,273
Payment in-kind interest income	(117)	(72)
Amortization of premium/accretion of discount, net	(70)	(67)
Net realized (gain) loss on investments	617	(155)
Net change in unrealized depreciation (appreciation) on investments	1,167	2,065
Changes in operating assets and liabilities:
Receivable for investments sold	(1,605)	(7,479)
Prepaid expenses and other assets	63	43
Interest receivable	69	87
Payable for investments purchased	2,418	2,379
Management fees payable	-	(15)
Interest payable	(10)	2
Incentive fees payable	-	4
Accounts payable and accrued expenses	(149)	10
Net cash provided by (used in) operating activities	6,589	1,228

Cash flows from financing activities:
Proceeds from issuance of common shares	120	938
Repurchase of common shares	(1,827)	(232)
Proceeds from issuance of debt	-	4,400
Repayments on debt	(4,634)	(2,500)
Stockholder distributions paid	(411)	(574)
Net cash (used in) provided by financing activities	(6,752)	2,032

Net (decrease) increase in Cash	(163)	3,260
Cash, beginning of period	11,189	2,612
Cash, end of period	$11,026	$5,872

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$941	$1,098
Supplemental non-cash information:
Reinvestment of shareholder distribution	$390	$540

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -215.2% of Shareholder’s Equity (3)
Investments made in the United States
Aerospace & Defense
Amentum Holdings, Inc. (4)	First Lien - Term Loan	9/29/2031	5.67%	S + 2.00%	3.67%	865	$864	$866	1.7%
CACI International Inc (4)	First Lien - Term Loan	3/9/2033	5.42%	S + 1.75%	3.67%	127	127	127	0.3%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	10.46%	S + 1.26% + 5.50% PIK	3.70%	566	562	371	0.7%
KBR, Inc. (4)	First Lien - Term Loan	1/17/2031	5.67%	S + 2.00%	3.67%	207	207	207	0.4%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.30%	S + 5.60%	3.70%	848	837	847	1.7%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	6.17%	S + 2.50%	3.67%	985	983	986	2.0%
Vertex Aerospace Services LLC	First Lien - Term Loan	12/6/2030	5.92%	S + 2.25%	3.67%	240	240	240	0.5%
Total Aerospace & Defense							3,820	3,644	7.3%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	5.67%	S + 2.00%	3.67%	93	93	93	0.2%
American Axle & Manufacturing, Inc.	First Lien - Term Loan	2/3/2033	6.91%	S + 3.25%	3.66%	248	246	247	0.5%
Autokiniton US Holdings, Inc.	First Lien - Term Loan	4/6/2028	7.78%	S + 4.11%	3.67%	49	49	48	0.1%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.78%	10.78% PIK	0.00%	373	373	1	0.0%
First Brands Group, LLC	First Lien - Term Loan	6/29/2026	22.12%	S + 10.00% + 8.45% PIK	3.67%	1,092	1,071	266	0.5%
First Brands Group, LLC	First Lien - Term Loan	6/29/2026	10.67%	10.67% PIK	0.00%	428	428	2	0.0%
OPENLANE, Inc.	First Lien - Term Loan	10/8/2032	6.14%	S + 2.50%	3.64%	464	462	464	0.9%
Paint Intermediate III, LLC	First Lien - Term Loan	10/9/2031	6.67%	S + 3.00%	3.67%	478	476	477	0.9%
Thor Industries, Inc. (4)	First Lien - Term Loan	11/15/2030	5.92%	S + 2.25%	3.67%	83	83	83	0.2%
Total Automotive							3,281	1,681	3.3%

Banking, Finance, Insurance & Real Estate
AmWINS Group, Inc.	First Lien - Term Loan	1/30/2032	5.67%	S + 2.00%	3.67%	499	498	496	1.0%
Apollo Commercial Real Estate Finance, Inc. (4)	First Lien - Term Loan	6/13/2030	6.93%	S + 3.25%	3.68%	308	306	309	0.6%
Baldwin Insurance Group Holdings, LLC, The (4)	First Lien - Term Loan	5/26/2031	6.18%	S + 2.50%	3.68%	811	810	799	1.6%
Blackstone Mortgage Trust, Inc.	First Lien - Term Loan	12/19/2032	6.17%	S + 2.50%	3.67%	127	126	127	0.3%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	6.17%	S + 2.50%	3.67%	723	722	706	1.4%
BRTPT 2023-1A (4)	Collateralized Loan Obligation	7/26/2038	10.77%	S + 7.10%	3.67%	500	500	489	1.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Citadel Securities LP	First Lien - Term Loan	10/31/2031	5.70%	S + 2.00%	3.70%	697	694	699	1.4%
Clipper Acquisitions Corp.	First Lien - Term Loan	3/3/2028	5.54%	S + 1.86%	3.68%	422	420	419	0.8%
CPI Holdco B, LLC	First Lien - Term Loan	5/17/2031	5.67%	S + 2.00%	3.67%	397	394	395	0.8%
Cushman & Wakefield U.S. Borrower, LLC (4)	First Lien - Term Loan	1/31/2030	6.17%	S + 2.50%	3.67%	420	415	423	0.8%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	8.67%	S + 5.00%	3.67%	959	946	955	1.9%
FinCo I LLC	First Lien - Term Loan	6/27/2029	5.42%	S + 1.75%	3.67%	733	731	715	1.4%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	5.92%	S + 2.25%	3.67%	837	836	707	1.4%
GIH Borrower, LLC (4)	First Lien - Term Loan	11/26/2031	6.20%	S + 2.50%	3.70%	535	533	536	1.1%
Greystar Real Estate Partners, LLC (4)	First Lien - Term Loan	8/21/2030	6.17%	S + 2.50%	3.67%	515	510	516	1.0%
Hudson River Trading LLC	First Lien - Term Loan	3/18/2030	6.18%	S + 2.50%	3.68%	864	857	861	1.7%
Jane Street Group, LLC	First Lien - Term Loan	12/15/2031	5.67%	S + 2.00%	3.67%	734	733	722	1.4%
LendingTree, Inc. (4)	First Lien - Term Loan	8/21/2030	7.92%	S + 4.25%	3.67%	262	263	258	0.5%
Nexus Buyer LLC	First Lien - Term Loan	7/31/2031	7.17%	S + 3.50%	3.67%	887	884	856	1.7%
OFSI Fund LTD (4)	Collateralized Loan Obligation	3/31/2038	10.17%	S + 6.50%	3.67%	500	500	486	1.0%
Orion Midco Ltd.	First Lien - Term Loan	10/8/2032	7.15%	S + 3.50%	3.65%	550	549	546	1.1%
Osaic Holdings, Inc. (4)	First Lien - Term Loan	7/30/2032	6.20%	S + 2.50%	3.70%	414	414	407	0.8%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	6.53%	S + 2.86%	3.67%	936	923	861	1.7%
Resolute Investment Managers, Inc.(4)	First Lien - Term Loan	10/30/2028	10.46%	S + 6.76%	3.70%	448	448	360	0.7%
Resolute Investment Managers Equity (4)	Equity	—	—	—	—	3	—	7	0.0%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	1/2/2030	5.67%	S + 2.00%	3.67%	303	303	304	0.6%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	9/24/2032	5.92%	S + 2.25%	3.67%	299	297	299	0.6%
USI, Inc.	First Lien - Term Loan	11/21/2029	5.95%	S + 2.25%	3.70%	517	516	516	1.0%
Victory Capital Holdings, Inc. (4)	First Lien - Term Loan	9/23/2032	5.70%	S + 2.00%	3.70%	580	579	579	1.1%
Total Banking, Finance, Insurance & Real Estate							15,707	15,353	30.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Beverage, Food & Tobacco
Golden State Foods LLC	First Lien - Term Loan	12/4/2031	7.20%	S + 3.50%	3.70%	206	206	206	0.4%
JBT Marel Corporation	First Lien - Term Loan	1/2/2032	5.42%	S + 1.75%	3.67%	513	512	513	1.0%
Treehouse Foods, Inc. (4)	First Lien - Term Loan	2/11/2033	7.92%	S + 4.25%	3.67%	517	509	515	1.0%
Total Beverage, Food & Tobacco							1,227	1,234	2.4%

Capital Equipment
Chart Industries, Inc. (4)	First Lien - Term Loan	3/15/2030	6.16%	S + 2.50%	3.66%	787	785	788	1.6%
Columbus McKinnon Corporation	First Lien - Term Loan	2/3/2033	7.20%	S + 3.50%	3.70%	116	115	115	0.2%
Mirion Technologies (US Holdings), Inc.	First Lien - Term Loan	6/4/2032	5.70%	S + 2.00%	3.70%	750	750	752	1.5%
Project Aurora Holdco 1 Limited	First Lien - Term Loan	12/6/2032	6.45%	S + 2.75%	3.70%	131	130	131	0.3%
Watlow Electric Manufacturing Company	First Lien - Term Loan	3/2/2028	6.67%	S + 3.00%	3.67%	751	750	753	1.5%
Total Capital Equipment							2,530	2,539	5.1%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	7.42%	S + 3.75%	3.67%	968	964	934	1.8%
H.B. Fuller Company (4)	First Lien - Term Loan	2/15/2030	5.53%	S + 1.86%	3.67%	415	415	417	0.8%
Ineos US Finance LLC (4)	First Lien - Term Loan	2/19/2030	6.92%	S + 3.25%	3.67%	670	667	588	1.2%
Koppers Inc.	First Lien - Term Loan	4/10/2030	6.17%	S + 2.50%	3.67%	144	144	144	0.3%
Solstice Advanced Materials Inc	First Lien - Term Loan	10/29/2032	5.42%	S + 1.75%	3.67%	130	130	131	0.3%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2030	6.67%	S + 3.00%	3.67%	495	486	495	1.0%
Tronox Finance LLC	First Lien - Term Loan	4/4/2029	5.95%	S + 2.25%	3.70%	988	987	805	1.6%
Total Chemicals, Plastics, & Rubber							3,793	3,514	7.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Construction & Building
APi Group DE, Inc. (4)	First Lien - Term Loan	1/3/2029	5.42%	S + 1.75%	3.67%	181	181	181	0.4%
Core & Main LP	First Lien - Term Loan	2/9/2031	5.68%	S + 2.00%	3.68%	687	685	688	1.4%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	6.67%	S + 3.00%	3.67%	622	618	625	1.2%
Gibraltar Industries, Inc. (4)	First Lien - Term Loan	2/2/2033	5.92%	S + 2.25%	3.67%	286	286	285	0.6%
Groundworks, LLC	First Lien - Term Loan	3/14/2031	6.67%	S + 3.00%	3.67%	206	206	206	0.4%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	5.66%	S + 2.00%	3.66%	661	657	661	1.3%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	5.92%	S + 2.25%	3.67%	737	736	737	1.5%
SiteOne Landscape Supply Holding, LLC (4)	First Lien - Term Loan	3/23/2030	5.43%	S + 1.75%	3.68%	734	733	738	1.5%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	6.67%	S + 3.00%	3.67%	627	617	627	1.2%
TAMKO Building Products LLC	First Lien - Term Loan	9/20/2030	6.44%	S + 2.75%	3.69%	978	975	975	1.9%
White Cap Supply Holdings, LLC	First Lien - Term Loan	10/19/2029	6.92%	S + 3.25%	3.67%	209	209	202	0.4%
Total Construction & Building							5,903	5,925	11.8%

Consumer Goods: Durable
Chariot Buyer LLC	First Lien - Term Loan	9/8/2032	6.42%	S + 2.75%	3.67%	411	412	408	0.8%
MillerKnoll, Inc.	First Lien - Term Loan	8/9/2032	5.67%	S + 2.00%	3.67%	514	513	513	1.0%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.21%	S + 4.51%	3.70%	524	523	474	0.9%
Resideo Funding Inc.	First Lien - Term Loan	8/13/2032	5.67%	S + 2.00%	3.67%	498	497	497	1.0%
Total Consumer Goods: Durable							1,945	1,892	3.7%

Consumer Goods: Non-Durable
ABG Intermediate Holdings 2 LLC	First Lien - Term Loan	2/13/2032	5.92%	S + 2.25%	3.67%	743	741	740	1.5%
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	7.53%	S + 3.86%	3.67%	807	806	571	1.1%
Mativ Holdings, Inc.	First Lien - Term Loan	4/4/2033	8.16%	S + 4.50%	3.66%	235	223	227	0.4%
Total Consumer Goods: Non-Durable							1,770	1,538	3.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Containers, Packaging & Glass
Altium Packaging LLC	First Lien - Term Loan	6/11/2031	6.17%	S + 2.50%	3.67%	722	722	699	1.4%
Closure Systems International Group Inc.	First Lien - Term Loan	3/22/2029	6.67%	S + 3.00%	3.67%	737	735	731	1.4%
Plastipak Holdings, Inc.	First Lien - Term Loan	9/24/2032	6.17%	S + 2.50%	3.67%	823	819	815	1.6%
Pro Mach Group, Inc.	First Lien - Term Loan	10/15/2032	6.42%	S + 2.75%	3.67%	103	103	103	0.2%
Ring Container Technologies Group, LLC	First Lien - Term Loan	9/15/2032	6.17%	S + 2.50%	3.67%	435	434	431	0.9%
Sabert Corporation	First Lien - Term Loan	12/10/2026	6.78%	S + 3.11%	3.67%	745	744	745	1.5%
Technimark Holdings LLC	First Lien - Term Loan	4/14/2031	6.92%	S + 3.25%	3.67%	712	712	677	1.3%
Total Containers, Packaging & Glass							4,269	4,201	8.3%

Energy: Electricity
Compass Power Generation, L.L.C.	First Lien - Term Loan	4/14/2029	6.92%	S + 3.25%	3.67%	198	197	199	0.4%
Cornerstone Generation, LLC	First Lien - Term Loan	8/11/2032	5.92%	S + 2.25%	3.67%	206	206	207	0.4%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	5/30/2031	6.17%	S + 2.50%	3.67%	236	236	237	0.5%
Vistra Operations Company LLC	First Lien - Term Loan	12/20/2030	5.42%	S + 1.75%	3.67%	360	360	361	0.7%
Total Energy: Electricity							999	1,004	2.0%

Energy: Oil & Gas
AL GCX Fund VIII Holdings LLC	First Lien - Term Loan	1/30/2032	5.67%	S + 2.00%	3.67%	185	184	185	0.4%
AL GCX Holdings, LLC	First Lien - Term Loan	12/17/2032	5.92%	S + 2.25%	3.67%	207	207	207	0.4%
AL NGPL Holdings, LLC	First Lien - Term Loan	12/9/2030	5.65%	S + 2.00%	3.65%	592	593	592	1.2%
Buckeye Partners, L.P.	First Lien - Term Loan	11/22/2032	5.42%	S + 1.75%	3.67%	256	256	257	0.5%
CQP Holdco LP	First Lien - Term Loan	12/31/2032	5.45%	S + 1.75%	3.70%	718	717	716	1.4%
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	10/4/2030	5.65%	S + 2.00%	3.65%	189	189	190	0.4%
ITT Holdings LLC	First Lien - Term Loan	10/11/2030	5.64%	S + 1.98%	3.67%	666	657	665	1.3%
M6 ETX Holdings II Midco LLC	First Lien - Term Loan	4/1/2032	6.17%	S + 2.50%	3.67%	298	298	300	0.6%
Total Energy: Oil & Gas							3,101	3,112	6.2%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Environmental Industries
Reworld Holding Corporation	First Lien - Term Loan	1/15/2031	5.93%	S + 2.25%	3.68%	206	206	206	0.4%
Total Environmental Industries							206	206	0.4%

Forest Products & Paper
Mativ Holdings, Inc. (4)	First Lien - Term Loan	4/20/2028	7.53%	S + 3.86%	3.67%	313	312	313	0.6%
Total Forest Products & Paper							312	313	0.6%

Healthcare & Pharmaceuticals
Amneal Pharmaceuticals LLC	First Lien - Term Loan	8/1/2032	6.67%	S + 3.00%	3.67%	823	821	827	1.6%
Athletico Management, LLC	First Lien - Term Loan	2/15/2029	8.07%	S + 4.40%	3.67%	241	237	125	0.2%
BioMarin Pharmaceutical Inc. (4)	First Lien - Term Loan	1/28/2033	5.41%	S + 1.75%	3.66%	261	260	261	0.5%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	6.42%	S + 2.75%	3.67%	451	450	392	0.8%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	6.92%	S + 3.25%	3.67%	207	206	181	0.4%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	7.78%	S + 4.11%	3.67%	921	920	789	1.6%
Elanco Animal Health Incorporated	First Lien - Term Loan	10/31/2032	5.42%	S + 1.75%	3.67%	722	717	723	1.4%
Ensemble RCM, LLC	First Lien - Term Loan	2/9/2033	6.66%	S + 3.00%	3.66%	625	624	619	1.2%
Golden State Buyer, Inc.	First Lien - Term Loan	3/21/2027	10.50%	S + 3.75%	6.75%	911	911	910	1.8%
Hologic, Inc.	First Lien - Term Loan	4/7/2033	5.92%	S + 2.25%	3.67%	503	502	498	1.0%
ImageFirst Holdings, LLC	First Lien - Term Loan	3/12/2032	6.67%	S + 3.00%	3.67%	496	495	496	1.0%
Ingenovis Health, Inc.	First Lien - Term Loan	3/6/2028	8.18%	S + 4.51%	3.67%	216	217	62	0.1%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	5.45%	S + 1.75%	3.70%	244	244	245	0.5%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/14/2031	6.42%	S + 2.75%	3.67%	326	324	326	0.6%
Onex TSG Intermediate Corp.	First Lien - Term Loan	8/6/2032	6.95%	S + 3.25%	3.70%	522	520	525	1.0%
Opal US LLC	First Lien - Term Loan	4/28/2032	6.70%	S + 3.00%	3.70%	498	499	498	1.0%
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	6.17%	S + 2.50%	3.67%	980	973	982	1.9%
QuidelOrtho Corporation	First Lien - Term Loan	8/20/2032	7.67%	S + 4.00%	3.67%	516	508	516	1.0%
Sonrava Health Holdings, LLC	First Lien - Term Loan	8/18/2028	5.50%	5.50% PIK	0.00%	1,639	1,638	89	0.2%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/1/2028	7.78%	S + 4.11%	3.67%	1,063	1,063	1,065	2.1%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	5.67%	S + 2.00%	3.67%	351	351	350	0.7%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	11/26/2031	6.92%	S + 3.25%	3.67%	749	746	726	1.4%
Total Healthcare & Pharmaceuticals							13,226	11,205	22.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
High Tech Industries
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	7.46%	S + 3.76%	3.70%	39	38	36	0.1%
Gen Digital Inc. (4)	First Lien - Term Loan	4/16/2032	5.42%	S + 1.75%	3.67%	993	988	979	1.9%
Genesys Cloud Services Holdings I, LLC	First Lien - Term Loan	1/30/2032	6.17%	S + 2.50%	3.67%	581	580	557	1.1%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	7.93%	S + 4.26%	3.67%	954	953	742	1.5%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	7.42%	S + 3.75%	3.67%	732	726	704	1.4%
SS&C Technologies Holdings, Inc. (4)	First Lien - Term Loan	5/9/2031	5.67%	S + 2.00%	3.67%	683	682	682	1.4%
UKG Inc.	First Lien - Term Loan	2/10/2031	6.17%	S + 2.50%	3.67%	498	498	476	0.9%
Ultra Clean Holdings, Inc. (4)	First Lien - Term Loan	2/25/2028	6.42%	S + 2.75%	3.67%	11	11	11	0.0%
VeriFone Systems, Inc.	First Lien - Term Loan	8/18/2028	9.18%	S + 5.51%	3.67%	1,206	1,205	1,139	2.3%
Total High Tech Industries							5,681	5,326	10.6%

Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	6.17%	S + 2.50%	3.67%	494	494	494	1.0%
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	6.42%	S + 2.75%	3.67%	495	491	497	1.0%
Bulldog Purchaser Inc.	First Lien - Term Loan	2/4/2033	6.91%	S + 3.25%	3.66%	103	103	103	0.2%
Creative Artists Agency, LLC	First Lien - Term Loan	10/1/2031	6.17%	S + 2.50%	3.67%	248	248	248	0.5%
Herschend Entertainment Company, LLC	First Lien - Term Loan	5/27/2032	6.17%	S + 2.50%	3.67%	248	248	249	0.5%
PCI Gaming Authority	First Lien - Term Loan	7/18/2031	5.67%	S + 2.00%	3.67%	922	922	923	1.8%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	9.77%	S + 6.10%	3.67%	155	155	124	0.2%
Seaworld Parks & Entertainment, Inc. (4)	First Lien - Term Loan	12/4/2031	5.67%	S + 2.00%	3.67%	735	735	727	1.4%
Station Casinos LLC	First Lien - Term Loan	3/14/2031	5.67%	S + 2.00%	3.67%	216	215	216	0.4%
TKO Worldwide Holdings, LLC	First Lien - Term Loan	11/21/2031	5.66%	S + 2.00%	3.66%	154	153	154	0.3%
Wasserman Media Group, LLC	First Lien - Term Loan	6/23/2032	6.17%	S + 2.50%	3.67%	249	248	249	0.5%
Total Hotel, Gaming & Leisure							4,012	3,984	7.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Media: Advertising, Printing & Publishing
McGraw-Hill Education, Inc.	First Lien - Term Loan	8/6/2031	6.42%	S + 2.75%	3.67%	379	379	379	0.8%
Outfront Media Capital LLC (Outfront Media Capital Corporation)	First Lien - Term Loan	9/24/2032	5.68%	S + 2.00%	3.68%	207	207	208	0.4%
Total Media: Advertising, Printing & Publishing							586	587	1.2%

Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	5.66%	S + 2.00%	3.66%	978	974	978	1.9%
Sinclair Television Group, Inc.	First Lien - Term Loan	12/31/2030	7.87%	S + 4.20%	3.67%	724	711	651	1.3%
Univision Communications Inc.	First Lien - Term Loan	1/31/2029	7.28%	S + 3.61%	3.67%	737	733	731	1.4%
Versant Media Group, Inc.	First Lien - Term Loan	1/30/2031	7.20%	S + 3.50%	3.70%	400	400	400	0.8%
Total Media: Broadcasting & Subscription							2,818	2,760	5.4%

Media: Diversified & Production
Oak-Eagle Acquireco, Inc. (4)	First Lien - Term Loan	3/24/2033	7.28%	S + 3.61%	3.66%	653	643	649	1.3%
TouchTunes Music Group, LLC	First Lien - Term Loan	4/2/2029	8.45%	S + 4.75%	3.70%	309	307	297	0.6%
Total Media: Diversified & Production							950	946	1.9%

Retail
Evergreen Acqco 1 LP	First Lien - Term Loan	9/17/2032	6.69%	S + 3.00%	3.69%	250	249	251	0.5%
Flynn Restaurant Group LP	First Lien - Term Loan	1/28/2032	7.42%	S + 3.75%	3.67%	743	740	731	1.4%
Great Outdoors Group, LLC	First Lien - Term Loan	1/23/2032	6.92%	S + 3.25%	3.67%	860	859	860	1.7%
IRB Holding Corp.	First Lien - Term Loan	12/15/2030	6.18%	S + 2.50%	3.68%	455	455	454	0.9%
Upbound Group, Inc. (4)	First Lien - Term Loan	8/13/2032	6.42%	S + 2.75%	3.67%	536	536	536	1.1%
Total Retail							2,839	2,832	5.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Services: Business
Acuren Delaware Holdco, Inc.	First Lien - Term Loan	7/30/2031	6.42%	S + 2.75%	3.67%	149	149	149	0.3%
AlixPartners, LLP	First Lien - Term Loan	8/12/2032	5.67%	S + 2.00%	3.67%	618	617	614	1.2%
Aragorn Parent Corporation	First Lien - Term Loan	12/15/2028	7.17%	S + 3.50%	3.67%	414	411	414	0.8%
Aramark Intermediate HoldCo Corporation	First Lien - Term Loan	6/22/2030	5.42%	S + 1.75%	3.67%	725	725	727	1.4%
Blackhawk Network Holdings, Inc.	First Lien - Term Loan	3/12/2029	7.17%	S + 3.50%	3.67%	499	499	493	1.0%
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	8.16%	S + 4.50%	3.66%	498	498	430	0.9%
Centuri Group, Inc.	First Lien - Term Loan	7/9/2032	5.67%	S + 2.00%	3.67%	385	384	386	0.8%
Citco Funding LLC	First Lien - Term Loan	1/30/2033	5.67%	S + 2.00%	3.67%	512	511	510	1.0%
Clearwater Analytics, LLC (4)	First Lien - Term Loan	4/21/2032	5.67%	S + 2.00%	3.67%	498	498	498	1.0%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	14.60%	S + 5.90% + 5.00% PIK	3.70%	1,068	1,055	727	1.4%
Corpay Technologies Operating Company, LLC	First Lien - Term Loan	4/28/2028	5.42%	S + 1.75%	3.67%	738	737	739	1.5%
Corporation Service Company	First Lien - Term Loan	11/2/2029	5.67%	S + 2.00%	3.67%	505	501	503	1.0%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	7.67%	S + 4.00%	3.67%	550	544	476	0.9%
First Advantage Holdings, LLC (4)	First Lien - Term Loan	10/31/2031	6.45%	S + 2.75%	3.70%	693	691	677	1.3%
GTCR Everest Borrower, LLC	First Lien - Term Loan	9/5/2031	6.20%	S + 2.50%	3.70%	494	492	491	1.0%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	5.67%	S + 2.00%	3.67%	767	764	764	1.5%
Maximus, Inc. (4)	First Lien - Term Loan	5/30/2031	5.67%	S + 2.00%	3.67%	433	433	433	0.9%
Mermaid Bidco Inc.	First Lien - Term Loan	7/3/2031	6.91%	S + 3.25%	3.66%	493	492	483	1.0%
Nielsen Consumer, Inc.	First Lien - Term Loan	10/31/2030	5.92%	S + 2.25%	3.67%	477	476	471	0.9%
Priority Holdings, LLC	First Lien - Term Loan	8/2/2032	7.42%	S + 3.75%	3.67%	493	492	482	1.0%
Prometric Holdings Inc.	First Lien - Term Loan	6/25/2032	7.42%	S + 3.75%	3.67%	498	495	496	1.0%
Sitel Group	First Lien - Term Loan	8/28/2028	7.71%	S + 4.01%	3.70%	941	940	363	0.7%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	7.42%	S + 3.75%	3.67%	711	710	560	1.1%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	5.42%	S + 1.75%	3.67%	248	247	180	0.4%
Trans Union LLC (4)	First Lien - Term Loan	6/24/2031	5.42%	S + 1.75%	3.67%	574	573	572	1.1%
UST Global Inc	First Lien - Term Loan	11/20/2028	6.67%	S + 3.00%	3.67%	958	956	924	1.8%
Vestis Corporation	First Lien - Term Loan	2/22/2031	5.92%	S + 2.25%	3.67%	504	503	488	1.0%
VRS Buyer, Inc.	First Lien - Term Loan	10/12/2032	7.17%	S + 3.50%	3.67%	234	233	234	0.5%
VRS Buyer, Inc. (5)	First Lien - Delayed Draw Term Loan	10/12/2032	—	—	—	24	—	—	0.0%
Total Services: Business							15,626	14,284	28.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Services: Consumer
Covista Inc. (4)	First Lien - Term Loan	3/2/2033	5.92%	S + 2.25%	3.67%	134	133	134	0.3%
Prime Security Services Borrower, LLC	First Lien - Term Loan	3/7/2032	5.41%	S + 1.75%	3.66%	990	986	978	1.9%
Southern Veterinary Partners, LLC	First Lien - Term Loan	12/4/2031	6.18%	S + 2.50%	3.68%	625	624	620	1.2%
Wash Bidco Inc.	First Lien - Term Loan	9/10/2032	6.92%	S + 3.25%	3.67%	250	249	251	0.5%
Total Services: Consumer							1,992	1,983	3.9%

Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	9/30/2026	11.43%	11.43% PIK	0.00%	378	378	382	0.8%
Ciena Corporation (4)	First Lien - Term Loan	10/24/2030	5.43%	S + 1.75%	3.68%	973	972	976	1.9%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	6.95%	S + 3.25%	3.70%	649	645	627	1.2%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	7	0.0%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	10.70%	S + 7.00%	3.70%	965	955	894	1.8%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/11/2030	7.28%	S + 3.11% + 0.50% PIK	3.67%	641	641	631	1.2%
Total Telecommunications							3,881	3,517	6.9%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	7.17%	S + 3.50%	3.67%	956	955	953	1.9%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	6.92%	S + 3.25%	3.67%	807	805	798	1.6%
Total Transportation: Cargo							1,760	1,751	3.5%

Transportation: Consumer
Brown Group Holding, LLC	First Lien - Term Loan	7/1/2031	6.17%	S + 2.50%	3.67%	102	102	102	0.2%
First Student Bidco Inc.	First Lien - Term Loan	8/15/2030	5.95%	S + 2.25%	3.70%	155	155	154	0.3%
First Student Bidco Inc.	First Lien - Term Loan	8/15/2030	5.95%	S + 2.25%	3.70%	845	845	843	1.7%
United AirLines, Inc. (4)	First Lien - Term Loan	2/22/2031	5.43%	S + 1.75%	3.68%	303	303	303	0.6%
Total Transportation: Consumer							1,405	1,402	2.8%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	5.42%	S + 1.75%	3.67%	900	897	901	1.8%
Cogentrix Finance Holdco I, LLC	First Lien - Term Loan	2/26/2032	5.92%	S + 2.25%	3.67%	221	221	222	0.4%
Tiger Acquisition, LLC	First Lien - Term Loan	8/23/2032	6.18%	S + 2.50%	3.68%	742	741	744	1.5%
Total Utilities: Electric							1,859	1,867	3.7%

Total Investments made in the United States							105,498	98,600	195.2%

Investments made in Austria
Capital Equipment
INNIO Group Holding GmbH (4)	First Lien - Term Loan	11/2/2031	5.66%	S + 2.00%	3.66%	103	103	102	0.2%
Total Capital Equipment							103	102	0.2%

Total Investments made in Austria							103	102	0.2%

Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (4)	First Lien - Term Loan	9/20/2030	5.42%	S + 1.75%	3.67%	938	935	937	1.9%
Total Beverage, Food & Tobacco							935	937	1.9%

Transportation: Consumer
Air Canada (4)	First Lien - Term Loan	3/21/2031	5.42%	S + 1.75%	3.67%	735	734	731	1.5%
Total Transportation: Consumer							734	731	1.5%

Total Investments made in Canada							1,669	1,668	3.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (4)	First Lien - Term Loan	8/4/2031	6.70%	S + 3.00%	3.70%	411	410	411	0.8%
Total Healthcare & Pharmaceuticals							410	411	0.8%

Total Investments made in France							410	411	0.8%

Investments made in Germany
Construction & Building
TK Elevator Midco GmbH (4)	First Lien - Term Loan	4/30/2030	6.48%	S + 2.75%	3.73%	103	103	103	0.2%
Total Construction & Building							103	103	0.2%

Total Investments made in Germany							103	103	0.2%

Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing Designated Activity Company (4)	First Lien - Term Loan	11/5/2028	5.45%	S + 1.75%	3.70%	175	175	176	0.3%
Total Aerospace & Defense							175	176	0.3%

Hotel, Gaming & Leisure
Flutter Entertainment plc (4)	First Lien - Term Loan	11/30/2030	5.45%	S + 1.75%	3.70%	937	936	929	1.8%
Total Hotel, Gaming & Leisure							936	929	1.8%

Services: Consumer
Cimpress plc (4)	First Lien - Term Loan	5/17/2028	6.17%	S + 2.50%	3.67%	953	951	953	1.9%
Total Services: Consumer							951	953	1.9%

Total Investments made in Ireland							2,062	2,058	4.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Luxembourg
Consumer goods: Durable
Samsonite Group S.A. (4)	First Lien - Term Loan	11/5/2032	5.42%	S + 1.75%	3.67%	398	396	399	0.8%
Total Consumer goods: Durable							396	399	0.8%

Containers, Packaging & Glass
Mar Bidco S.a r.l. (4)	First Lien - Term Loan	7/7/2028	8.09%	S + 4.46%	3.63%	13	13	12	0.0%
Total Containers, Packaging & Glass							13	12	0.0%

Telecommunications
Venga Finance S.a r.l. (4)	First Lien - Term Loan	6/28/2029	7.68%	S + 4.01%	3.67%	965	950	965	1.9%
Total Telecommunications							950	965	1.9%

Total Investments made in Luxembourg							1,359	1,376	2.7%

Investments made in the Netherlands
Capital Equipment
Pegasus BidCo B.V. (4)	First Lien - Term Loan	7/12/2029	7.90%	S + 4.25%	3.65%	103	102	103	0.2%
Total Capital Equipment							102	103	0.2%

Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (4)	First Lien - Term Loan	4/3/2028	7.04%	S + 3.25%	3.79%	830	825	815	1.6%
Total Chemicals, Plastics, & Rubber							825	815	1.6%

Metals & Mining
AMG Advanced Metallurgical Group N.V. (4)	First Lien - Term Loan	11/30/2028	7.28%	S + 3.61%	3.67%	886	880	885	1.8%
Total Metals & Mining							880	885	1.8%

Telecommunications
Sunrise Financing Partnership (4)	First Lien - Term Loan	2/15/2032	6.10%	S + 2.47%	3.63%	638	637	635	1.3%
Telecommunications							637	635	1.3%

Total Investments made in the Netherlands							2,444	2,438	4.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal /Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	5.92%	S + 2.25%	3.67%	475	470	475	0.9%
Total Services: Business							470	475	0.9%

Total Investments made in Puerto Rico							470	475	0.9%

Investments made in Switzerland
Services: Business
Speed Midco 3 S.a r.l. (4)	First Lien - Term Loan	10/7/2032	6.29%	S + 2.50%	3.79%	309	309	305	0.6%
Total Services: Business							309	305	0.6%

Total Investments made in Switzerland							309	305	0.6%

Investments made in the United Kingdom
Automotive
Belron Finance 2019 LLC (4)	First Lien - Term Loan	10/16/2031	5.66%	S + 2.00%	3.66%	176	176	176	0.4%
Total Automotive							176	176	0.4%

Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	8.02%	S + 4.35%	3.67%	490	484	386	0.8%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	7.52%	S + 3.85%	3.67%	116	115	84	0.2%
Total Chemicals, Plastics, & Rubber							599	470	1.0%

Hotel, Gaming & Leisure
Entain plc (4)	First Lien - Term Loan	7/31/2032	5.95%	S + 2.25%	3.70%	460	460	460	0.9%
Total Hotel, Gaming & Leisure							460	460	0.9%

Total Investments made in the United Kingdom							1,235	1,106	2.3%

Total Non-controlled/Non-Affiliated Investments							$115,662	$108,642	215.2%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at March 31, 2026. As of March 31, 2026, rates for 1M S, 3M S, 6M S, and 12M S are 3.66%, 3.68%, 3.70%, and 3.73% respectively.

(3)	Percentages are based on net assets of $50,487 as of March 31, 2026.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 23.6% of total assets.

(5)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion.

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

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value%	of Net Assets (3)
Investments made in the Netherlands
Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (4)	First Lien - Term Loan	4/3/2028	7.04%	S + 3.25%	3.79%	832	826	834	1.5%
Total Chemicals, Plastics, & Rubber							826	834	1.5%

Metals & Mining
AMG Advanced Metallurgical Group N.V. (4)	First Lien - Term Loan	11/30/2028	7.33%	S + 3.61%	3.72%	888	882	891	1.7%
Total Metals & Mining							882	891	1.7%

Telecommunications
Sunrise Financing Partnership (4)	First Lien - Term Loan	2/15/2032	6.69%	S + 2.50%	4.19%	638	636	641	1.2%
Telecommunications							636	641	1.2%

Total Investments made in the Netherlands							2,344	2,366	4.4%

Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	5.97%	S + 2.25%	3.72%	475	470	477	0.9%
Total Services: Business							470	477	0.9%

Total Investments made in Puerto Rico							470	477	0.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except per share and share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Switzerland
Services: Business
Speed Midco 3 S.a r.l. (4)	First Lien- Term Loan	10/7/2032	6.29%	S + 2.50%	3.79%	310	309	312	0.6%
Total Services: Business							309	312	0.6%

Total Investments made in Switzerland							309	312	0.6%

Investments made in the United Kingdom
Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	8.07%	S + 4.35%	3.72%	491	484	349	0.6%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	7.57%	S + 3.85%	3.72%	116	115	80	0.1%
Total Chemicals, Plastics, & Rubber							599	429	0.7%

Hotel, Gaming & Leisure
Entain plc (4)	First Lien - Term Loan	7/31/2032	5.92%	S + 2.25%	3.67%	206	206	205	0.4%
Total Hotel, Gaming & Leisure							206	205	0.4%

Total Investments made in the United Kingdom							805	634	1.1%

Total Non-controlled/Non-Affiliated Investments							$121,179	$115,326	215.8%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, rates for 1M S, 3M S, 6M S, and 12M S are 3.69%, 3.65%, 3.57%, and 3.42% respectively.

(3)	Percentages are based on net assets of $53,448 as of December 31, 2025.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 21.3% of total assets.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated. Financial statements are prepared in accordance with GAAP for financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the period presented, have been included. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”).

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

Investment Income - For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, original issuance discounts (“OID”) and purchased discounts and premiums are accreted into interest income using the effective interest method. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. For the three months ended March 31, 2026 and 2025, there were no loans on non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of March 31, 2026 and December 31, 2025, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of March 31, 2026 and December 31, 2025, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Income Taxes - For the three months ended March 31, 2026 and 2025 we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

Gross management fees for the three months ended March 31, 2026 were $312 thousand. Net management fees for the three months ended March 31, 2026 were $0. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three months ended March 31, 2026, the Investment Advisor did not earn a gross income incentive fee or capital incentive fee. For the three months ended March 31, 2025, the Investment Advisor earned a gross income incentive fee of $4 thousand and did not earn a capital incentive fee.

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

For the three months ended March 31, 2026 and 2025, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three months ended March 31, 2026 and 2025 the Investment Advisor waived $32 thousand and $67 thousand of management fees, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three months ended March 31, 2026 did not produce realized income sufficient to meet the 6% distribution payment to investors and charge a full management fee on investments. Therefore, the Company waived an additional $280 thousand of management fees for the three months ended March 31, 2026. The Company’s performance for the three months ended March 31, 2025 produced sufficient realized income to meet the 6% distribution payment to investors and charge a full management fee on investments.

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

Related Party Transactions

As of March 31, 2026, affiliates owned approximately 45% of the Company representing approximately $22,520 thousand of the Company’s net assets. As of December 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,912 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2026 and 2025 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three months ended March 31, 2026 and 2025, the Company incurred $20 thousand and $20 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of March 31, 2026:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Term Loans	$107,653	$-	$107,653	$-
Equity	14	-	14	-
Collateralized Loan Obligations	975	-	975	-
Total Investments	$108,642	$-	$108,642	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2025:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Term Loans	$114,235	$-	$114,235	$-
Equity	72	-	72	-
Collateralized Loan Obligations	1,019	-	1,019	-
Total Investments	$115,326	$-	$115,326	$-

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three months ended March 31, 2026 there were no investments that transferred between levels at quarter end. For the three months ended March 31, 2025 there were no investments that transferred between levels at quarter end; however, unrealized losses from existing Level 3 investments was incurred.

Changes in investments categorized as Level 3 for the three months ended March 31, 2025 were as follows:

	Three months ended March 31, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$580	$-	$580
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	(541)	-	(541)
Transfers (1)	-	-	-
Acquisitions	-	-	-
Dispositions	-	-	-
Ending Balance	$39	$-	$39

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Numerator - net earnings (loss)	$(881)	$(1,078)
Denominator - weighted average shares	5,991	5,883
Net earnings (loss) per share	$(0.15)	$(0.18)

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the three months ended March 31, 2026.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2025	$64,231	6,176,162
January 2, 2026	(1,827)	(211,165)
February 2, 2026	70	8,228
March 1, 2026	390	46,830
March 2, 2026	50	6,011
Balance at March 31, 2026	$62,914	6,026,066

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

During the three months ended March 31, 2026, the Company issued 61,069 shares with an aggregate price of $510 thousand and repurchased 211,165 shares with an aggregate tender price of $1,827 thousand. During the three months ended March 31, 2025, the Company issued 157,726 shares with an aggregate value of $1,479 thousand and repurchased 24,630 shares with an aggregate tender price of $232 thousand.

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

During the three months ended March 31, 2026 and 2025, 46,830 shares and 57,808 shares were reinvested, respectively.

As of March 31, 2026 and December 31, 2025, the Company had 6,026,066 and 6,176,162 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

The average debt outstanding and weighted average interest rate as of March 31, 2026 and December 31, 2025 was $69,443 thousand and 5.17% and $71,778 thousand and 5.82%, respectively. As of March 31, 2026 and December 31, 2025, we incurred interest and debt financing expenses of $932 thousand and $4,296 thousand, respectively, on the BoA Credit Facility. As of March 31, 2026 there was $66,981 thousand outstanding and $13,019 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2025 there was $71,615 thousand outstanding and $8,385 thousand available to be drawn under the BoA Credit Facility. As of March 31, 2026 and December 31, 2025, the BoA Credit Facility had a fair value of $66,981 thousand and $71,615 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of March 31, 2026 and December 31, 2025, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of March 31, 2026 the Company had $24 thousand of unfunded commitments. As of March 31, 2025, the Company had no unfunded commitments.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of March 31, 2026. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Three months ended March 31, 2026	Three months ended March 31, 2025	Three months ended March 31, 2024	Three months ended March 31, 2023	Three months ended March 31, 2022
Per share data:
Net asset value at beginning of period	$8.65	$9.40	$9.71	$8.93	$10.90
Net investment income (loss) (1)	0.15	0.14	0.19	0.21	0.14
Net realized gain /(loss) (1)	(0.10)	0.03	0.00	(0.07)	0.02
Net change in unrealized (depreciation) (1)	(0.19)	(0.35)	(0.15)	0.29	(0.26)
Net (decrease) increase in net assets resulting from operations (1)	(0.14)	(0.18)	0.04	0.43	(0.10)
Stockholder distributions from income (2)	(0.13)	(0.19)	(0.19)	(0.19)	(0.17)
Issuance of common shares	-	-	-	-	-
Other (3)	-	-	-	0.01	0.01
Net asset value at end of period	$8.38	$9.03	$9.56	$9.18	$10.64

Net assets at end of period	$50,487	$53,742	$61,119	$52,394	$52,835
Shares outstanding at end of period	6,026,066	5,949,144	6,390,590	5,710,410	4,964,238
Total return (2)	(1.76)%	(1.99)%	0.47%	4.96%	(0.88)%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	12.13%	13.98%	15.07%	15.76%	8.71%
Ratio of net expenses including waivers and reversals to average net assets (4)	11.53%	13.85%	14.90%	15.64%	8.29%
Ratio of net investment income to average net assets (4)	5.21%	5.86%	7.74%	9.75%	3.67%

Portfolio turnover (5)	7.9%	36.3%	63.8%	39.0%	42.6%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

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

On April 1, 2026, the Company accepted approximately 204,160 shares tendered in the March 2026 tender offer. On April 22, 2026, the Company paid approximately $1,710 thousand for the tendered shares.

On April 22, 2026, the Company paid its quarterly distribution of approximately $762 thousand, of which approximately $390 thousand or approximately 46,830 shares of the regular divided were reinvested into the fund on March 1, 2026.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of March 31, 2026, approximately 1,401,408 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

Volatility struck syndicated loans in Q1 as AI disintermediation fears and the conflict in Iran gripped the market.   A few large M&A/LBO deals were syndicated during the quarter despite the volatility, while any opportunistic activity was largely sidelined after an initial wave of repricings in early January.  The J.P. Morgan Leveraged Loan Index posted a negative 0.44% return in Q1 with the technology sector leading the decline, down 4.57%, while the average bid price for the index fell 164 bps to 94.91.  The percentage of loans in the index bid at or above par as of March 31st fell to 17.5% from 50.9% at year end.  As the Iran conflict continues and AI concerns persist, the forward calendar remains largely empty as limited visibility exists entering Q2.

Portfolio and Investment Activity

As of March 31, 2026, our portfolio had a fair market value of approximately $108,642 thousand, a cost basis of approximately $115,662 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 223 investments in 28 industries and in 10 domiciled countries. The following table depicts a summary of the portfolio as of March 31, 2026 (in thousands):

Investments
Cost	$115,662
Cumulative Net Unrealized Depreciation	(7,020)
Fair Value	$108,642
Yield at Cost	6.86%

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

As of March 31, 2026, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 35.2% of our loan portfolio (at fair value) and 38.1% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of quarter end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 7.9% and 36.3% for the three months ended March 31, 2026 and 2025, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of March 31, 2026 and 2025 on the investment was 7.29% and 8.03%, respectively. The following tables depict the portfolio activity (in thousands).

	Three months ended March 31, 2026	Three months ended March 31, 2025
Fair Value, Beginning	$115,326	$121,572
Purchases	8,877	42,769
Sales and Repayments	(13,964)	(48,273)
Payment in-kind interest income	117	72
Non-cash income accrual	70	67
Net realized gains (losses)	(617)	155
Net unrealized appreciation (depreciation)	(1,167)	(2,065)
Fair Value, Ending	$108,642	$114,297

	Three months ended March 31, 2026	Three months ended March 31, 2025
Investments, Beginning	222	190
Purchases (new)	41	52
Complete exit	(40)	(55)
Investments, Ending	223	187

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $487 thousand at fair value, or 0.5% of the total portfolio, as of the three months ended March 31, 2026. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of March 31, 2026:

Industry	As of March 31, 2026
Banking, Finance, Insurance & Real Estate	14.1%
Services: Business	13.9%
Healthcare & Pharmaceuticals	10.7%
Construction & Building	5.6%
Hotel, Gaming & Leisure	5.0%
High Tech Industries	4.9%
Telecommunications	4.7%
Chemicals, Plastics, & Rubber	4.4%
Containers, Packaging & Glass	3.9%
Aerospace & Defense	3.5%
Energy: Oil & Gas	2.9%
Services: Consumer	2.7%
Retail	2.6%
Media: Broadcasting & Subscription	2.5%
Capital Equipment	2.5%
Consumer goods: Durable	2.1%
Beverage, Food & Tobacco	2.0%
Transportation: Consumer	2.0%
Utilities: Electric	1.7%
Automotive	1.7%
Transportation: Cargo	1.6%
Consumer goods: Non-durable	1.4%
Energy: Electricity	0.9%
Media: Diversified & Production	0.9%
Metals & Mining	0.8%
Media: Advertising, Printing & Publishing	0.5%
Forest Products & Paper	0.3%
Environmental Industries	0.2%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $519 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2025. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of December 31, 2025:

As of December 31, 2025
Services: Business	14.4%
Banking, Finance, Insurance & Real Estate	13.2%
Healthcare & Pharmaceuticals	10.0%
High Tech Industries	6.3%
Telecommunications	5.8%
Construction & Building	5.1%
Hotel, Gaming & Leisure	5.1%
Chemicals, Plastics, & Rubber	4.2%
Containers, Packaging & Glass	4.1%
Aerospace & Defense	3.5%
Retail	3.0%
Energy: Oil & Gas	2.9%
Capital Equipment	2.7%
Services: Consumer	2.6%
Media: Broadcasting & Subscription	2.2%
Utilities: Electric	2.2%
Consumer goods: Durable	1.9%
Automotive	1.9%
Transportation: Consumer	1.9%
Beverage, Food & Tobacco	1.9%
Transportation: Cargo	1.5%
Consumer goods: Non-durable	1.0%
Metals & Mining	0.8%
Energy: Electricity	0.7%
Forest Products & Paper	0.3%
Media: Diversified & Production	0.3%
Media: Advertising, Printing & Publishing	0.3%
Environmental Industries	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended March 31, 2026	Three months ended March 31, 2025
Investment income:
Interest income	$2,016	$2,563
Payment in-kind interest income	117	72
Other income	12	-
Total investment income	2,145	2,635

Expenses:
Management fees	312	362
Interest and debt financing expenses	932	1,100
Professional fees	129	121
Incentive fees	-	4
Administration expenses	88	53
Directors’ fees	20	20
Custody fees	14	13
Other general and administrative expenses	59	197
Total expenses	1,554	1,870
Less: management fees waived	(312)	(67)
Net expenses	1,242	1,803
Net investment income	903	832
Net realized (loss) gain on investments	(617)	155
Net unrealized appreciation (depreciation) on investments	(1,167)	(2,065)
Net realized and unrealized gain (loss) on investments	(1,784)	(1,910)
Net increase (decrease) in net assets	$(881)	$(1,078)

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three months ended March 31, 2026 and 2025 was approximately $2,145 thousand and $2,635 thousand, respectively.

Total Expenses

Total expenses for the three months ended March 31, 2026 and 2025 of approximately $1,554 thousand and $1,870 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three months ended March 31, 2026, the Investment Advisor waived $312 thousand of management fees and did not waive any income incentive fees. The actions taken by Moelis Asset the Investment Advisor effectively reduced total expenses incurred by the Company for the three months ended March 31, 2026 of approximately $1,554 thousand to approximately $1,242 thousand.

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

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the three months ended March 31, 2026 totaled approximately $13,964 thousand, resulting in net realized loss of approximately $617 thousand.

Sales and repayments of investments during the three months ended March 31, 2025 totaled approximately $48,273 thousand, resulting in net realized gain of approximately $155 thousand.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized depreciation for the three months ended March 31, 2026 and 2025 totaled approximately $1,167 thousand and $2,065 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three months ended March 31, 2026, the Company issued and sold 61,069 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $510 thousand. For the three months ended March 31, 2025, the Company issued and sold 157,726 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $1,479 thousand.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three months ended March 31, 2026, approximately 211,165 shares with an aggregate value of $1,827 thousand were tendered and accepted by the Company. During the three months ended March 31, 2025, approximately 24,630 shares with an aggregate value of $232 thousand were tendered and accepted by the Company.

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

The following table summarizes the Company’s distributions reinvested during the three months ended March 31, 2026.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2026:
March 1, 2026	8.32	46,830	390
Total distributions reinvested		46,830	$390

The following table summarizes the Company’s distributions reinvested during the three months ended March 31, 2025.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2025:
January 1, 2025	9.40	14,115	133
March 1, 2025	9.32	43,693	407
Total distributions reinvested		57,808	$540

As of May 14, 2026, 5,821,906 shares of the Company’s Common Stock was issued and outstanding.

Borrowings

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

The average debt outstanding and weighted average interest rate as of March 31, 2026 and December 31, 2025 was $69,443 thousand and 5.17% and $71,778 thousand and 5.82%, respectively. As of March 31, 2026 and December 31, 2025, we incurred interest and debt financing expenses of $932 thousand and $4,296 thousand, respectively, on the BoA Credit Facility. As of March 31, 2026 there was $66,981 thousand outstanding and $13,019 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2025 there was $71,615 thousand outstanding and $8,385 thousand available to be drawn under the BoA Credit Facility. As of March 31, 2026 and December 31, 2025, the BoA Credit Facility had a fair value of $66,981 thousand and $71,615 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of March 31, 2026 and December 31, 2025, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

As of March 31, 2026 and December 31, 2025, the Company had total senior securities of $66,981 thousand and $71,615 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 175.4% and 174.6%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three months ended March 31, 2026 and 2025, the Company incurred expenses of approximately $1,554 thousand and $1,870 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2026 and 2025 we had no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of March 31, 2026 and December 31, 2025, the Company had $24 thousand of unfunded commitments.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2026 and December, 31, 2025, the Company had $24 thousand of unfunded commitments. These outstanding commitments can be comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of March 31, 2026, affiliates owned approximately 45% of the Company representing approximately $22,520 thousand of the Company’s net assets. As of December 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,912 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended March 31, 2026 and 2025, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three months ended March 31, 2026 and 2025, the Company incurred $20 thousand and $20 thousand in directors’ fees expense.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three months ended March 31, 2026 and 2025 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three months ended March 31, 2026 and 2025 were $0 thousand and $295 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On April 1, 2026, the Company accepted approximately 204,160 shares tendered in the March 2026 tender offer. On April 22, 2026, the Company paid approximately $1,710 thousand for the tendered shares.

On April 22, 2026, the Company paid its quarterly distribution of approximately $762 thousand, of which approximately $390 thousand or approximately 46,830 shares of the regular divided were reinvested into the fund on March 1, 2026.

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

As of March 31, 2026, 100% of our loan portfolio bore interest at floating rates with 35.2% (at fair value) having an interest rate floor between 0.50% and 1.50%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to nine months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to six months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of March 31, 2026
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,451	$(2,083)	$1,368
Up 200 basis points	2,293	(1,389)	904
Up 100 basis points	1,134	(694)	440
Down 100 basis points	(1,130)	694	(436)
Down 200 basis points	(2,260)	1,389	(871)
Down 300 basis points	(3,362)	2,083	(1,279)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this quarterly report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of March 31, 2026, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended March 31, 2026, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Steele Creek Capital Corporation

Date: May 14, 2026	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer,
Chief Investment Officer, and President
(Principal Executive Officer)

Date: May 14, 2026	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)