Form 10-Q
period 2026-06-30
Steele Creek Capital Corp
filed 2026-08-14
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 5,735,115 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

PART I

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $112,400 and $121,179, respectively)	$107,651	$115,326
Cash	8,643	11,189
Receivable for investments sold	2,352	74
Prepaid expenses and other assets	316	446
Interest receivable	351	457
Total assets	$119,313	$127,492

Liabilities
Credit facility	65,296	71,615
Payable for investments purchased	3,289	1,253
Management fees payable	-	183
Interest payable	105	125
Accounts payable and accrued expenses	486	457
Distributions payable	354	411
Total liabilities	69,530	74,044

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 450,000,000 shares authorized, 5,868,341 and 6,176,162 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	62,664	65,296
Total distributable (deficit) earnings	(12,887)	(11,854)
Total net assets	$49,783	$53,448

Total liabilities and net assets	$119,313	$127,492

Net asset value per share	$8.48	$8.65

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30, 2026	Six months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$1,882	$3,898	$2,254	$4,817
Payment in-kind interest income	80	197	61	133
Other income	25	37	-	-
Total investment income	1,987	4,132	2,315	4,950

Expenses:
Management fees	302	614	353	715
Interest and debt financing expenses	893	1,825	1,069	2,169
Professional fees	117	246	107	228
Incentive fees	-	-	-	4
Administration expenses	84	172	80	133
Directors’ fees	20	40	20	40
Custody fees	14	28	21	34
Other general and administrative expenses	55	114	143	340
Total expenses	1,485	3,039	1,793	3,663
Less: management fees waived	(302)	(614)	(353)	(420)
Net expenses	1,183	2,425	1,440	3,243
Net investment income	804	1,707	875	1,707

Realized and unrealized (loss) gain on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(1,715)	(2,332)	(2,701)	(2,546)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	2,271	1,104	3,306	1,241

Total net realized and unrealized gain (loss) on investments	556	(1,228)	605	(1,305)

Net increase (decrease) in net assets resulting from operations	$1,360	$479	$1,480	$402

Per share data:
Net investment income per share - basic and diluted	$0.14	$0.29	$0.15	$0.29
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.23	$0.08	$0.25	$0.07
Weighted average shares outstanding - basic and diluted	5,837	5,914	6,002	5,943

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except share and per share data)

	Three months ended June 30, 2026	Six months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2025
Operations
Net investment income	$804	$1,707	$875	$1,707
Net realized (loss) gain on investments	(1,715)	(2,332)	(2,701)	(2,546)
Net change in unrealized (depreciation) appreciation on investments	2,271	1,104	3,306	1,241
Net (decrease) increase in net assets resulting from operations	1,360	479	1,480	402

Distributions to Stockholders
Distributions of realized income	(750)	(1,512)	(803)	(1,913)

Capital Share Transactions
Issuance of common shares	-	120	1,077	2,015
Common shares issued from reinvestment of distributions	396	785	526	1,066
Repurchase of common shares	(1,710)	(3,537)	(595)	(827)
Total Capital Share Transactions	(1,314)	(2,632)	1,008	2,254

Net Assets
Net (decrease) increase in net assets during the period	(704)	(3,665)	1,685	743
Net assets at beginning of period	50,487	53,448	53,742	54,684
Net assets at end of period	49,783	49,783	55,427	55,427

Capital Share Activity
Issuance of common shares	-	14	121	221
Common shares issued from reinvestment of distributions	46	93	58	116
Repurchase of common shares	(204)	(415)	(66)	(91)
Shares issued and outstanding at beginning of period	6,026	6,176	5,949	5,816
Shares issued and outstanding at end of period	5,868	5,868	6,062	6,062

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share data)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$479	$402

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(23,509)	(61,551)
Proceeds from sales of investments and paydowns	30,273	66,283
Payment in-kind interest income	(197)	(133)
Amortization of premium/accretion of discount, net	(120)	(113)
Net realized (gain) loss on investments	2,332	2,546
Net change in unrealized depreciation (appreciation) on investments	(1,104)	(1,241)
Changes in operating assets and liabilities:
Receivable for investments sold	(2,278)	5,910
Prepaid expenses and other assets	130	(58)
Interest receivable	106	149
Payable for investments purchased	2,036	(3,980)
Management fees payable	(183)	(310)
Interest payable	(20)	(16)
Accounts payable and accrued expenses	29	127
Net cash provided by (used in) operating activities	7,974	8,015

Cash flows from financing activities:
Proceeds from issuance of common shares	120	2,015
Repurchase of common shares	(3,537)	(827)
Proceeds from issuance of debt	850	10,167
Repayments on debt	(7,170)	(13,600)
Stockholder distributions paid	(783)	(1,143)
Net cash (used in) provided by financing activities	(10,520)	(3,388)

Net (decrease) increase in Cash	(2,546)	4,627
Cash, beginning of period	11,189	2,612
Cash, end of period	$8,643	$7,239

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$1,844	$2,186
Supplemental non-cash information:
Reinvestment of shareholder distribution	$785	$1,066

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -216.2% of Shareholder's Equity (3)
Investments made in the United States
Aerospace & Defense
Amentum Holdings, Inc. (4)	First Lien - Term Loan	9/29/2031	5.39%	S + 1.75%	3.64%	381	$380	$381	0.8%
CACI International Inc (4)	First Lien - Term Loan	3/9/2033	5.39%	S + 1.75%	3.64%	127	126	127	0.3%
HDT Holdco, Inc.	First Lien - Term Loan	1/7/2028	10.49%	S + 1.26% + 5.50% PIK	3.73%	566	563	400	0.8%
Kaman Corporation	First Lien - Term Loan	2/26/2032	5.67%	S + 2.00%	3.67%	558	558	558	1.1%
Kaman Corporation (5)	First Lien - Delayed Draw Term Loan	2/26/2032	0.00%	S + 0.00%	0.00%	62	—	—	0.0%
KBR, Inc. (4)	First Lien - Term Loan	1/17/2031	5.64%	S + 2.00%	3.64%	206	206	206	0.4%
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.33%	S + 5.60%	3.73%	846	836	845	1.7%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	6.14%	S + 2.50%	3.64%	983	981	984	2.0%
TransDigm Inc. (4)	First Lien - Term Loan	2/13/2033	6.14%	S + 2.50%	3.64%	100	100	100	0.2%
Vertex Aerospace Services LLC	First Lien - Term Loan	12/6/2030	5.64%	S + 2.00%	3.64%	239	239	239	0.4%
Total Aerospace & Defense							3,989	3,840	7.7%

Automotive
Adient US LLC	First Lien - Term Loan	1/31/2031	5.64%	S + 2.00%	3.64%	93	93	93	0.2%
American Axle & Manufacturing, Inc.	First Lien - Term Loan	2/3/2033	6.92%	S + 3.25%	3.67%	247	246	247	0.5%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.73%	S + 0.11% + 7.00%PIK	3.62%	384	384	1	0.0%
First Brands Group, LLC	First Lien - Term Loan	6/29/2026	23.61%	S + 10.00% + 8.45%PIK	3.61%	1,114	1,114	183	0.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
First Brands Group, LLC	First Lien - Term Loan	6/29/2026	10.65%	S + 7.00% PIK	3.65%	440	440	1	0.0%
OPENLANE, Inc.	First Lien - Term Loan	10/8/2032	6.15%	S + 2.50%	3.65%	463	461	465	0.9%
Paint Intermediate III, LLC	First Lien - Term Loan	10/9/2031	6.65%	S + 3.00%	3.65%	477	475	479	1.0%
Stonepeak Motion Finco LLC (4)	First Lien - Term Loan	6/24/2033	6.15%	S + 2.50%	3.65%	155	154	155	0.3%
Thor Industries, Inc. (4)	First Lien - Term Loan	11/15/2030	5.89%	S + 2.25%	3.64%	83	83	83	0.2%
Total Automotive							3,450	1,707	3.4%

Banking, Finance, Insurance & Real Estate
Alliant Holdings Intermediate, LLC	First Lien - Term Loan	9/19/2031	6.14%	S + 2.50%	3.64%	602	602	595	1.2%
AmWINS Group, Inc.	First Lien - Term Loan	1/30/2032	5.73%	S + 2.00%	3.73%	497	496	488	1.0%
Baldwin Insurance Group Holdings, LLC, The (4)	First Lien - Term Loan	5/26/2031	6.13%	S + 2.50%	3.63%	809	808	794	1.6%
Blackstone Mortgage Trust, Inc.	First Lien - Term Loan	12/19/2032	6.14%	S + 2.50%	3.64%	126	126	126	0.3%
Broadstreet Partners, Inc.	First Lien - Term Loan	6/13/2031	6.14%	S + 2.50%	3.64%	721	721	697	1.4%
BRTPT 2023-1A (4)	Collateralized Loan Obligation	7/26/2038	10.77%	S + 7.10%	3.67%	500	500	502	1.0%
Citadel Securities Global Holdings LLC	First Lien - Term Loan	6/10/2033	5.66%	S + 2.00%	3.66%	1,007	1,004	1,006	2.0%
Clipper Acquisitions Corp.	First Lien - Term Loan	3/3/2028	5.50%	S + 1.86%	3.64%	422	420	418	0.8%
CPI Holdco B, LLC	First Lien - Term Loan	5/17/2031	5.64%	S + 2.00%	3.64%	396	393	395	0.8%
Cushman & Wakefield U.S. Borrower, LLC (4)	First Lien - Term Loan	1/31/2030	6.14%	S + 2.50%	3.64%	419	414	420	0.8%
Edelman Financial Center, LLC, The (fka Flight Debt Merger Sub Inc.)	First Lien - Term Loan	12/1/2031	7.64%	S + 4.00%	3.64%	522	517	524	1.1%
EIG Management Company, LLC	First Lien - Term Loan	5/17/2029	8.64%	S + 5.00%	3.64%	959	947	955	1.9%
FinCo I LLC	First Lien - Term Loan	6/27/2029	5.39%	S + 1.75%	3.64%	731	730	730	1.5%
Franklin Square Holdings, L.P.	First Lien - Term Loan	4/25/2031	5.89%	S + 2.25%	3.64%	835	834	774	1.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
GIH Borrower, LLC (4)	First Lien - Term Loan	11/26/2031	6.23%	S + 2.50%	3.73%	534	532	534	1.1%
Greystar Real Estate Partners, LLC (4)	First Lien - Term Loan	8/21/2030	5.92%	S + 2.25%	3.67%	514	509	514	1.0%
Hudson River Trading LLC	First Lien - Term Loan	3/18/2030	6.14%	S + 2.50%	3.64%	1,011	1,005	1,006	2.0%
Jane Street Group, LLC	First Lien - Term Loan	12/15/2031	5.67%	S + 2.00%	3.67%	732	731	727	1.5%
Jump Financial, LLC	First Lien - Term Loan	2/26/2032	7.23%	S + 3.50%	3.73%	309	308	310	0.6%
LendingTree, Inc. (4)	First Lien - Term Loan	8/21/2030	7.89%	S + 4.25%	3.64%	261	262	257	0.5%
OFSI Fund LTD (4)	Collateralized Loan Obligation	3/31/2038	10.18%	S + 6.50%	3.68%	500	500	500	1.0%
Orion Midco Ltd.	First Lien - Term Loan	10/8/2032	7.17%	S + 3.50%	3.67%	549	547	550	1.1%
Osaic Holdings, Inc. (4)	First Lien - Term Loan	7/30/2032	6.23%	S + 2.50%	3.73%	413	413	408	0.8%
Paysafe Group Holdings II Limited	First Lien - Term Loan	6/28/2028	6.50%	S + 2.86%	3.64%	933	921	890	1.8%
Resolute Investment Managers, Inc.(4)	First Lien - Term Loan	10/30/2028	10.49%	S + 6.76%	3.73%	447	447	315	0.6%
Resolute Investment Managers, Inc.(4)	Equity	—	—	—	—	3	—	6	0.0%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien - Term Loan	7/31/2031	6.14%	S + 2.50%	3.64%	499	499	493	1.0%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	1/2/2030	5.64%	S + 2.00%	3.64%	302	302	302	0.6%
Starwood Property Mortgage, L.L.C. (4)	First Lien - Term Loan	9/24/2032	5.64%	S + 2.00%	3.64%	298	296	298	0.6%
USI, Inc.	First Lien - Term Loan	11/21/2029	5.98%	S + 2.25%	3.73%	515	515	514	1.0%
Victory Capital Holdings, Inc. (4)	First Lien - Term Loan	9/23/2032	5.48%	S + 1.75%	3.73%	578	578	577	1.2%
Total Banking, Finance, Insurance & Real Estate							16,877	16,625	33.4%

Beverage, Food & Tobacco
Golden State Foods LLC	First Lien - Term Loan	12/4/2031	7.23%	S + 3.50%	3.73%	205	205	206	0.4%
Treehouse Foods, Inc.	First Lien - Term Loan	2/11/2033	7.89%	S + 4.25%	3.64%	517	510	519	1.0%
Total Beverage, Food & Tobacco							715	725	1.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Capital Equipment
Chart Industries, Inc. (4)	First Lien - Term Loan	3/15/2030	6.18%	S + 2.50%	3.68%	787	785	789	1.6%
Columbus McKinnon Corporation	First Lien - Term Loan	2/3/2033	7.23%	S + 3.50%	3.73%	115	114	115	0.2%
Mirion Technologies (US Holdings), Inc.	First Lien - Term Loan	6/4/2032	5.73%	S + 2.00%	3.73%	222	222	223	0.4%
Project Aurora Holdco 1 Limited	First Lien - Term Loan	12/6/2032	6.48%	S + 2.75%	3.73%	130	130	131	0.3%
Watlow Electric Manufacturing Company	First Lien - Term Loan	6/17/2033	6.42%	S + 2.75%	3.67%	458	457	458	0.9%
Watlow Electric Manufacturing Company (5)	First Lien - Delayed Draw Term Loan	6/17/2033	0.00%	S + 0.00%	0.00%	48	—	—	0.0%
Total Capital Equipment							1,708	1,716	3.4%

Chemicals, Plastics, & Rubber
Albaugh, LLC	First Lien - Term Loan	4/6/2029	7.41%	S + 3.75%	3.66%	888	885	861	1.7%
H.B. Fuller Company (4)	First Lien - Term Loan	2/15/2030	5.39%	S + 1.75%	3.64%	414	414	415	0.8%
Ineos US Finance LLC (4)	First Lien - Term Loan	2/19/2030	6.89%	S + 3.25%	3.64%	668	666	617	1.2%
Koppers Inc.	First Lien - Term Loan	4/10/2030	6.15%	S + 2.50%	3.65%	144	144	144	0.3%
Sparta U.S. Holdco LLC	First Lien - Term Loan	8/2/2030	6.66%	S + 3.00%	3.66%	379	377	378	0.8%
Tronox Finance LLC	First Lien - Term Loan	4/4/2029	5.98%	S + 2.25%	3.73%	985	985	834	1.7%
Total Chemicals, Plastics, & Rubber							3,471	3,249	6.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Construction & Building
APi Group DE, Inc. (4)	First Lien - Term Loan	5/16/2033	5.39%	S + 1.75%	3.64%	746	746	746	1.5%
Construction Partners, Inc.	First Lien - Term Loan	11/3/2031	5.64%	S + 2.00%	3.64%	207	206	207	0.4%
Core & Main LP	First Lien - Term Loan	2/9/2031	5.66%	S + 2.00%	3.66%	685	683	687	1.4%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	6.64%	S + 3.00%	3.64%	622	618	625	1.3%
Gibraltar Industries, Inc. (4)	First Lien - Term Loan	2/2/2033	5.88%	S + 2.25%	3.63%	286	286	286	0.6%
Groundworks, LLC	First Lien - Term Loan	3/14/2031	6.65%	S + 3.00%	3.65%	206	206	206	0.4%
Janus International Group, LLC	First Lien - Term Loan	8/3/2030	5.62%	S + 2.00%	3.62%	659	656	658	1.3%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	5.89%	S + 2.25%	3.64%	735	734	735	1.5%
QXO Building Products, Inc. (4)	First Lien - Term Loan	4/30/2032	5.64%	S + 2.00%	3.64%	175	175	175	0.4%
QXO Building Products, Inc. (4)	First Lien - Term Loan	7/1/2033	5.65%	S + 2.00%	3.65%	200	199	200	0.4%
SiteOne Landscape Supply Holding, LLC (4)	First Lien - Term Loan	3/23/2030	5.39%	S + 1.75%	3.64%	732	731	734	1.5%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	6.64%	S + 3.00%	3.64%	625	617	628	1.3%
White Cap Supply Holdings, LLC	First Lien - Term Loan	10/19/2029	6.89%	S + 3.25%	3.64%	209	209	209	0.4%
Total Construction & Building							6,066	6,096	12.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Consumer Goods: Durable
Chariot Buyer LLC	First Lien - Term Loan	9/8/2032	6.64%	S + 3.00%	3.64%	410	411	411	0.8%
MillerKnoll, Inc.	First Lien - Term Loan	8/9/2032	5.64%	S + 2.00%	3.64%	513	512	512	1.0%
Pelican Products, Inc.	First Lien - Term Loan	12/29/2028	8.24%	S + 4.51%	3.73%	523	522	503	1.0%
Resideo Funding Inc.	First Lien - Term Loan	8/13/2032	5.67%	S + 2.00%	3.67%	496	496	497	1.0%
Total Consumer Goods: Durable							1,941	1,923	3.8%

Consumer Goods: Non-Durable
ABG Intermediate Holdings 2 LLC	First Lien - Term Loan	2/13/2032	5.89%	S + 2.25%	3.64%	741	739	741	1.5%
Conair Holdings LLC	First Lien - Term Loan	5/17/2028	7.50%	S + 3.86%	3.64%	805	804	700	1.4%
Mativ Holdings, Inc. (4)	First Lien - Term Loan	4/4/2033	8.14%	S + 4.50%	3.64%	548	536	549	1.1%
Total Consumer Goods: Non-Durable							2,079	1,990	4.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Containers, Packaging & Glass
Altium Packaging LLC	First Lien - Term Loan	6/11/2031	6.14%	S + 2.50%	3.64%	720	720	702	1.4%
Closure Systems International Group Inc.	First Lien - Term Loan	3/22/2029	6.64%	S + 3.00%	3.64%	735	733	737	1.5%
Plastipak Holdings, Inc.	First Lien - Term Loan	9/24/2032	6.14%	S + 2.50%	3.64%	821	817	821	1.6%
Pro Mach Group, Inc.	First Lien - Term Loan	10/15/2032	6.14%	S + 2.50%	3.64%	102	102	103	0.2%
Ring Container Technologies Group, LLC	First Lien - Term Loan	9/15/2032	6.14%	S + 2.50%	3.64%	434	433	435	0.9%
Sabert Corporation	First Lien - Term Loan	12/10/2028	6.89%	S + 3.25%	3.64%	741	741	745	1.5%
Technimark Holdings LLC	First Lien - Term Loan	4/14/2031	6.89%	S + 3.25%	3.64%	711	710	682	1.4%
Total Containers, Packaging & Glass							4,256	4,225	8.5%

Energy: Electricity
Compass Power Generation, L.L.C.	First Lien - Term Loan	4/14/2029	6.15%	S + 2.50%	3.65%	345	344	346	0.7%
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	5/30/2031	6.14%	S + 2.50%	3.64%	235	235	236	0.5%
NRG Energy, Inc. (4)	First Lien - Term Loan	4/28/2033	5.39%	S + 1.75%	3.64%	309	309	309	0.6%
Talen Energy Supply, LLC (4)	First Lien - Term Loan	11/25/2032	5.39%	S + 1.75%	3.64%	549	548	546	1.1%
Total Energy: Electricity							1,436	1,437	2.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Energy: Oil & Gas
AL GCX Fund VIII Holdings LLC	First Lien - Term Loan	1/30/2032	5.61%	S + 2.00%	3.61%	182	181	182	0.4%
AL GCX Holdings, LLC	First Lien - Term Loan	12/17/2032	5.86%	S + 2.25%	3.61%	206	206	207	0.4%
AL NGPL Holdings, LLC	First Lien - Term Loan	12/9/2030	5.68%	S + 2.00%	3.68%	584	585	586	1.2%
CQP Holdco LP	First Lien - Term Loan	12/31/2032	5.48%	S + 1.75%	3.73%	718	717	715	1.4%
ITT Holdings LLC	First Lien - Term Loan	10/11/2030	5.62%	S + 1.98%	3.64%	665	656	665	1.3%
M6 ETX Holdings II Midco LLC	First Lien - Term Loan	4/1/2032	6.14%	S + 2.50%	3.64%	298	298	299	0.6%
Traverse Midstream Partners LLC	First Lien - Term Loan	4/21/2033	5.90%	S + 2.25%	3.65%	500	499	500	1.0%
Total Energy: Oil & Gas							3,142	3,154	6.3%

Environmental Industries
Reworld Holding Corporation	First Lien - Term Loan	1/15/2031	5.90%	S + 2.25%	3.65%	206	206	206	0.4%
Total Environmental Industries							206	206	0.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Healthcare & Pharmaceuticals
Amneal Pharmaceuticals LLC	First Lien - Term Loan	8/1/2032	6.64%	S + 3.00%	3.64%	821	819	825	1.7%
Bella Holding Company, LLC	First Lien - Term Loan	6/16/2033	6.89%	S + 3.25%	3.64%	517	513	513	1.0%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	6.39%	S + 2.75%	3.64%	451	450	417	0.8%
Camelot U.S. Acquisition LLC	First Lien - Term Loan	1/31/2031	6.89%	S + 3.25%	3.64%	207	206	191	0.4%
Confluent Health, LLC	First Lien - Term Loan	11/30/2028	7.75%	S + 4.11%	3.64%	919	918	819	1.6%
DaVita Inc.	First Lien - Term Loan	5/9/2031	5.39%	S + 1.75%	3.64%	499	499	499	1.0%
Elanco Animal Health Incorporated	First Lien - Term Loan	10/31/2032	5.37%	S + 1.75%	3.62%	720	715	721	1.4%
Ensemble RCM, LLC	First Lien - Term Loan	2/9/2033	6.66%	S + 3.00%	3.66%	625	624	623	1.3%
Hologic, Inc.	First Lien - Term Loan	4/7/2033	5.99%	S + 2.25%	3.74%	503	502	493	1.0%
ImageFirst Holdings, LLC	First Lien - Term Loan	3/12/2032	6.66%	S + 3.00%	3.66%	495	494	496	1.0%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	5.48%	S + 1.75%	3.73%	244	244	245	0.5%
Mamba Purchaser, Inc.	First Lien - Term Loan	10/14/2031	6.40%	S + 2.75%	3.65%	325	324	326	0.7%
McKesson Medical-Surgical Top Holdings Inc.	First Lien - Term Loan	6/9/2032	5.98%	S + 2.25%	3.73%	250	249	250	0.5%
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	5.64%	S + 2.00%	3.64%	890	884	889	1.8%
QuidelOrtho Corporation	First Lien - Term Loan	8/20/2032	7.64%	S + 4.00%	3.64%	514	507	507	1.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Radnet Management, Inc.	First Lien - Term Loan	4/18/2031	5.66%	S + 2.00%	3.66%	155	154	155	0.3%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/2028	7.73%	S + 4.11%	3.62%	1,061	1,060	1,063	2.1%
Waystar Technologies, Inc.	First Lien - Term Loan	10/22/2029	5.64%	S + 2.00%	3.64%	350	350	349	0.7%
Western Dental Holdings, LLC	Equity	—	—	—	—	2	100	100	0.2%
Zelis Cost Management Buyer, Inc.	First Lien - Term Loan	11/26/2031	6.89%	S + 3.25%	3.64%	747	744	730	1.5%
Total Healthcare & Pharmaceuticals							10,356	10,211	20.5%

High Tech Industries
ConnectWise, LLC	First Lien - Term Loan	9/29/2028	7.49%	S + 3.76%	3.73%	38	38	35	0.1%
Gen Digital Inc. (4)	First Lien - Term Loan	4/16/2032	5.39%	S + 1.75%	3.64%	990	986	979	2.0%
Genesys Cloud Services Holdings I, LLC	First Lien - Term Loan	1/30/2032	6.14%	S + 2.50%	3.64%	580	579	557	1.1%
Precisely Software Incorporated	First Lien - Term Loan	4/24/2028	7.92%	S + 4.26%	3.66%	951	951	731	1.5%
Rocket Software, Inc.	First Lien - Term Loan	11/28/2028	7.39%	S + 3.75%	3.64%	731	725	696	1.4%
SS&C Technologies Holdings, Inc. (4)	First Lien - Term Loan	5/9/2031	5.64%	S + 2.00%	3.64%	683	682	683	1.4%
TTM Technologies, Inc. (4)	First Lien - Term Loan	5/30/2030	5.37%	S + 1.75%	3.62%	207	207	208	0.4%
UKG Inc.	First Lien - Term Loan	2/10/2031	5.91%	S + 2.25%	3.66%	496	496	471	0.9%
VeriFone Systems, Inc.	First Lien - Term Loan	8/18/2028	9.42%	S + 5.76%	3.66%	1,203	1,202	1,142	2.3%
Total High Tech Industries							5,866	5,502	11.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Hotel, Gaming & Leisure
Alterra Mountain Company	First Lien - Term Loan	5/31/2030	6.14%	S + 2.50%	3.64%	493	493	493	1.0%
Arcis Golf LLC	First Lien - Term Loan	11/24/2028	6.39%	S + 2.75%	3.64%	494	491	497	1.0%
Bulldog Purchaser Inc.	First Lien - Term Loan	2/4/2033	6.91%	S + 3.25%	3.66%	103	102	103	0.2%
Creative Artists Agency, LLC	First Lien - Term Loan	10/1/2031	6.14%	S + 2.50%	3.64%	248	247	248	0.5%
PCI Gaming Authority	First Lien - Term Loan	7/18/2031	5.64%	S + 2.00%	3.64%	267	267	268	0.5%
Sabre GLBL Inc.	First Lien - Term Loan	11/15/2029	9.74%	S + 6.10%	3.64%	155	155	139	0.3%
Seaworld Parks & Entertainment, Inc. (4)	First Lien - Term Loan	12/4/2031	5.64%	S + 2.00%	3.64%	733	733	729	1.5%
TKO Worldwide Holdings, LLC	First Lien - Term Loan	11/21/2031	5.41%	S + 1.75%	3.66%	153	153	153	0.3%
Wasserman Media Group, LLC	First Lien - Term Loan	6/23/2032	6.14%	S + 2.50%	3.64%	249	248	249	0.5%
Total Hotel, Gaming & Leisure							2,889	2,879	5.8%

Media: Advertising, Printing & Publishing
McGraw-Hill Education, Inc.	First Lien - Term Loan	8/6/2031	6.39%	S + 2.75%	3.64%	558	558	562	1.1%
Total Media: Advertising, Printing & Publishing							558	562	1.1%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Media: Broadcasting & Subscription
Charter Communications Operating, LLC	First Lien - Term Loan	12/7/2030	5.69%	S + 2.00%	3.69%	975	972	965	1.9%
Discovery Global Holdings, Inc.	First Lien - Term Loan	6/3/2033	6.14%	S + 2.50%	3.64%	203	202	203	0.4%
Sinclair Television Group, Inc.	First Lien - Term Loan	12/31/2030	7.93%	S + 4.20%	3.73%	722	710	632	1.3%
Univision Communications Inc.	First Lien - Term Loan	1/31/2029	7.25%	S + 3.61%	3.64%	735	731	731	1.5%
Versant Media Group, Inc.	First Lien - Term Loan	1/30/2031	7.23%	S + 3.50%	3.73%	400	400	402	0.8%
Total Media: Broadcasting & Subscription							3,015	2,933	5.9%

Media: Diversified & Production
Oak-Eagle Acquireco, Inc. (4)	First Lien - Term Loan	3/24/2033	7.15%	S + 3.50%	3.65%	653	643	655	1.3%
TouchTunes Music Group, LLC	First Lien - Term Loan	4/2/2029	8.48%	S + 4.75%	3.73%	308	306	283	0.6%
Total Media: Diversified & Production							949	938	1.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Retail
Evergreen Acqco 1 LP	First Lien - Term Loan	9/17/2032	6.17%	S + 2.50%	3.67%	456	455	457	0.9%
Flynn Restaurant Group LP	First Lien - Term Loan	1/28/2032	7.39%	S + 3.75%	3.64%	741	738	735	1.5%
Great Outdoors Group, LLC	First Lien - Term Loan	1/23/2032	6.89%	S + 3.25%	3.64%	858	857	862	1.7%
IRB Holding Corp.	First Lien - Term Loan	12/15/2030	6.14%	S + 2.50%	3.64%	399	399	399	0.8%
Upbound Group, Inc. (4)	First Lien - Term Loan	8/13/2032	6.43%	S + 2.75%	3.68%	534	534	536	1.1%
Total Retail							2,983	2,989	6.0%

Services: Business
Acuren Delaware Holdco, Inc.(Acuren Holdings, Inc.)	First Lien - Term Loan	7/30/2031	6.14%	S + 2.50%	3.64%	149	149	149	0.3%
AlixPartners, LLP	First Lien - Term Loan	8/12/2032	5.64%	S + 2.00%	3.64%	617	616	614	1.2%
Aragorn Parent Corporation	First Lien - Term Loan	12/16/2030	7.14%	S + 3.50%	3.64%	539	536	541	1.1%
Aramark Intermediate HoldCo Corporation	First Lien - Term Loan	6/22/2030	5.39%	S + 1.75%	3.64%	416	416	417	0.8%
Asplundh Tree Expert, LLC	First Lien - Term Loan	5/30/2033	5.39%	S + 1.75%	3.64%	103	103	103	0.2%
Blackhawk Network Holdings, Inc.	First Lien - Term Loan	3/12/2029	7.14%	S + 3.50%	3.64%	498	497	496	1.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets(3)
Brand Industrial Services, Inc.	First Lien - Term Loan	8/1/2030	8.16%	S + 4.50%	3.66%	497	497	391	0.8%
Brightview Landscapes, LLC	First Lien - Term Loan	6/17/2033	5.64%	S + 2.00%	3.64%	207	206	207	0.4%
Centuri Group, Inc.	First Lien - Term Loan	7/9/2032	5.62%	S + 2.00%	3.62%	385	384	386	0.8%
Citco Funding LLC	First Lien - Term Loan	1/30/2033	5.66%	S + 2.00%	3.66%	510	509	510	1.0%
Congruex Group LLC	First Lien - Term Loan	5/3/2029	9.63%	S + 5.75%	3.88%	1,065	1,054	648	1.3%
Corpay Technologies Operating Company, LLC	First Lien - Term Loan	11/5/2032	5.39%	S + 1.75%	3.64%	700	700	699	1.4%
Corporation Service Company	First Lien - Term Loan	11/2/2029	5.64%	S + 2.00%	3.64%	488	485	487	1.0%
DTI Holdco, Inc.	First Lien - Term Loan	4/26/2029	7.64%	S + 4.00%	3.64%	548	543	501	1.0%
First Advantage Holdings, LLC (4)	First Lien - Term Loan	10/31/2031	6.48%	S + 2.75%	3.73%	685	683	678	1.4%
GTCR Everest Borrower, LLC	First Lien - Term Loan	9/5/2031	6.23%	S + 2.50%	3.73%	493	491	491	1.0%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	5.64%	S + 2.00%	3.64%	765	762	764	1.5%
Maximus, Inc. (4)	First Lien - Term Loan	5/30/2031	5.64%	S + 2.00%	3.64%	432	431	432	0.9%
Mermaid Bidco Inc.	First Lien - Term Loan	7/3/2031	6.91%	S + 3.25%	3.66%	491	491	477	1.0%
Nexus Buyer LLC	First Lien - Term Loan	7/31/2031	7.14%	S + 3.50%	3.64%	885	882	855	1.7%
Nielsen Consumer, Inc.	First Lien - Term Loan	10/31/2030	5.89%	S + 2.25%	3.64%	475	475	471	0.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Priority Holdings, LLC	First Lien - Term Loan	8/2/2032	7.39%	S + 3.75%	3.64%	493	492	487	1.0%
Prometric Holdings Inc.	First Lien - Term Loan	6/25/2032	7.39%	S + 3.75%	3.64%	496	494	497	1.0%
Sitel Group	First Lien - Term Loan	8/28/2028	7.74%	S + 4.01%	3.73%	939	938	465	0.9%
Skopima Consilio Parent LLC	First Lien - Term Loan	5/12/2028	7.39%	S + 3.75%	3.64%	709	708	588	1.2%
Tempo Acquisition, LLC	First Lien - Term Loan	8/31/2028	5.39%	S + 1.75%	3.64%	247	247	210	0.4%
Trans Union LLC (4)	First Lien - Term Loan	6/24/2031	5.39%	S + 1.75%	3.64%	572	571	571	1.1%
UST Global Inc	First Lien - Term Loan	11/20/2028	6.65%	S + 3.00%	3.65%	955	954	913	1.8%
Vestis Corporation	First Lien - Term Loan	2/22/2031	5.92%	S + 2.25%	3.67%	504	503	498	1.0%
VRS Buyer, Inc.	First Lien - Term Loan	10/12/2032	7.23%	S + 3.50%	3.73%	240	239	238	0.5%
VRS Buyer, Inc. (5)	First Lien - Delayed Draw Term Loan	10/12/2032	0.00%	S + 0.00%	0.00%	17	—	—	0.0%
Total Services: Business							16,056	14,784	29.6%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Services: Consumer
Prime Security Services Borrower, LLC	First Lien - Term Loan	3/7/2032	5.37%	S + 1.75%	3.62%	988	984	974	2.0%
Southern Veterinary Partners, LLC	First Lien - Term Loan	12/4/2031	6.16%	S + 2.50%	3.66%	623	622	623	1.2%
Wash Bidco Inc.	First Lien - Term Loan	9/10/2032	6.64%	S + 3.00%	3.64%	249	249	250	0.5%
Total Services: Consumer							1,855	1,847	3.7%

Telecommunications
Aventiv Technologies, LLC	First Lien - Term Loan	9/30/2026	11.49%	S + 0.26% + 7.50% PIK	3.73%	388	388	390	0.8%
Belden Inc.	First Lien - Term Loan	6/10/2033	5.90%	S + 2.25%	3.65%	155	155	155	0.3%
Guardian US Holdco LLC	First Lien - Term Loan	1/31/2030	6.98%	S + 3.25%	3.73%	647	643	640	1.3%
PVKG Intermediate Holdings Inc.	Equity	—	—	—	—	13	290	5	0.0%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	10.73%	S + 7.00%	3.73%	963	955	839	1.7%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/11/2030	7.25%	S + 3.11% + 0.50%PIK	3.64%	508	508	509	1.0%
Total Telecommunications							2,939	2,538	5.1%

Transportation: Cargo
Carriage Purchaser, Inc.	First Lien - Term Loan	10/2/2028	7.14%	S + 3.50%	3.64%	953	952	958	1.9%
Kenan Advantage Group, Inc., The	First Lien - Term Loan	1/25/2029	6.89%	S + 3.25%	3.64%	804	803	807	1.6%
Total Transportation: Cargo							1,755	1,765	3.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Transportation: Consumer
American Airlines, Inc. (4)	First Lien - Term Loan	5/29/2033	6.67%	S + 3.00%	3.67%	207	205	205	0.4%
Brown Group Holding, LLC	First Lien - Term Loan	7/1/2031	6.14%	S + 2.50%	3.64%	102	102	102	0.2%
First Student Bidco Inc.	First Lien - Term Loan	8/15/2030	5.98%	S + 2.25%	3.73%	845	845	847	1.7%
United AirLines, Inc. (4)	First Lien - Term Loan	2/22/2031	5.40%	S + 1.75%	3.65%	303	302	303	0.6%
Total Transportation: Consumer							1,454	1,457	2.9%

Utilities: Electric
Calpine Construction Finance Company, L.P.	First Lien - Term Loan	7/31/2030	5.39%	S + 1.75%	3.64%	225	224	225	0.5%
Cogentrix Finance Holdco I, LLC	First Lien - Term Loan	2/26/2032	5.89%	S + 2.25%	3.64%	202	202	202	0.4%
Tiger Acquisition, LLC	First Lien - Term Loan	8/23/2032	6.15%	S + 2.50%	3.65%	740	739	743	1.5%
Total Utilities: Electric							1,165	1,170	2.4%

Utilities: Oil & Gas
GIP Pilot Acquisition Partners, L.P.	First Lien - Term Loan	5/19/2033	5.64%	S + 2.00%	3.64%	539	538	540	1.1%
Total Utilities: Oil & Gas							538	540	1.1%

Total Investments made in the United States							101,714	97,007	194.7%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Austria
Capital Equipment
INNIO Group Holding GmbH (4)	First Lien - Term Loan	11/2/2031	5.15%	S + 1.50%	3.65%	103	103	103	0.2%
Total Capital Equipment							103	103	0.2%

Total Investments made in Austria							103	103	0.2%

Investments made in Canada
Beverage, Food & Tobacco
1011778 B.C. Unlimited Liability Company (4)	First Lien - Term Loan	9/20/2030	5.39%	S + 1.75%	3.64%	538	536	538	1.1%
Total Beverage, Food & Tobacco							536	538	1.1%

Transportation: Consumer
Air Canada (4)	First Lien - Term Loan	3/21/2031	5.41%	S + 1.75%	3.66%	733	732	732	1.5%
Total Transportation: Consumer							732	732	1.5%

Total Investments made in Canada							1,268	1,270	2.6%

Investments made in Denmark
Healthcare & Pharmaceuticals
Genmab A/S (4)	First Lien - Term Loan	12/13/2032	5.73%	S + 2.00%	3.73%	202	202	202	0.4%
Total Healthcare & Pharmaceuticals							202	202	0.4%

Total Investments made in Denmark							202	202	0.4%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in France
Beverage, Food & Tobacco
Solina Group Services (4)	First Lien - Term Loan	9/30/2032	6.91%	S + 3.25%	3.66%	258	258	259	0.5%
Total Beverage, Food & Tobacco							258	259	0.5%

Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (4)	First Lien - Term Loan	8/4/2031	6.73%	S + 3.00%	3.73%	410	409	410	0.8%
Opal Holdco 4 SAS (4)	First Lien - Term Loan	4/28/2032	6.23%	S + 2.50%	3.73%	496	497	497	1.0%
Total Healthcare & Pharmaceuticals							906	907	1.8%

Total Investments made in France							1,164	1,166	2.3%

Investments made in Germany
Construction & Building
TK Elevator Midco GmbH (4)	First Lien - Term Loan	4/30/2030	6.48%	S + 2.75%	3.73%	103	103	103	0.2%
Total Construction & Building							103	103	0.2%

Total Investments made in Germany							103	103	0.2%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing Designated Activity Company (4)	First Lien - Term Loan	11/5/2028	5.48%	S + 1.75%	3.73%	126	126	126	0.3%
Total Aerospace & Defense							126	126	0.3%

Hotel, Gaming & Leisure
Flutter Entertainment plc (4)	First Lien - Term Loan	11/30/2030	5.48%	S + 1.75%	3.73%	935	933	928	1.9%
Total Hotel, Gaming & Leisure							933	928	1.9%

Healthcare & Pharmaceuticals
Grifols International Services Designated Activity Company (4)	First Lien - Term Loan	4/14/2033	6.19%	S + 2.50%	3.69%	618	617	621	1.2%
Total Healthcare & Pharmaceuticals							617	621	1.2%

Healthcare & Pharmaceuticals
Cimpress plc (4)	First Lien - Term Loan	6/3/2033	6.14%	S + 2.50%	3.64%	951	949	954	1.9%
Total Healthcare & Pharmaceuticals							949	954	1.9%

Total Investments made in Ireland							2,625	2,629	5.3%

Investments made in Luxembourg
Containers, Packaging & Glass
Mar Bidco S.a r.l. (4)	First Lien - Term Loan	7/7/2028	8.08%	S + 4.46%	3.62%	13	13	12	0.0%
Total Containers, Packaging & Glass							13	12	0.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Telecommunications
Venga Finance S.a r.l. (4)	First Lien - Term Loan	6/28/2029	7.68%	S + 4.01%	3.67%	286	282	287	0.6%
Total Telecommunications							282	287	0.6%

Total Investments made in Luxembourg							295	299	0.6%

Investments made in the Netherlands
Capital Equipment
Pegasus BidCo B.V. (4)	First Lien - Term Loan	7/12/2032	6.17%	S + 2.50%	3.67%	103	102	103	0.2%
Total Capital Equipment							102	103	0.2%

Chemicals, Plastics, & Rubber
Nouryon Finance B.V. (4)	First Lien - Term Loan	4/3/2028	6.94%	S + 3.25%	3.69%	827	823	829	1.7%
Total Chemicals, Plastics, & Rubber							823	829	1.7%

Metals & Mining
AMG Advanced Metallurgical Group N.V. (4)	First Lien - Term Loan	11/30/2028	7.25%	S + 3.61%	3.64%	883	878	885	1.8%
Total Metals & Mining							878	885	1.8%

Telecommunications
Sunrise Financing Partnership (4)	First Lien - Term Loan	2/15/2032	6.10%	S + 2.47%	3.63%	638	637	631	1.3%
Telecommunications							637	631	1.3%

Total Investments made in the Netherlands							2,440	2,448	5.0%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in Puerto Rico
Services: Business
Evertec Group, LLC	First Lien - Term Loan	10/30/2030	5.89%	S + 2.25%	3.64%	564	559	565	1.1%
Total Services: Business							559	565	1.1%

Total Investments made in Puerto Rico							559	565	1.1%

Investments made in Switzerland
Chemicals, Plastics, & Rubber
Rosen International S.a r.l. (4)	First Lien - Term Loan	3/26/2031	5.73%	S + 2.00%	3.73%	155	155	155	0.3%
Total Chemicals, Plastics, & Rubber							155	155	0.3%

Services: Business
Speed Midco 3 S.a r.l. (4)	First Lien - Term Loan	10/7/2032	6.19%	S + 2.50%	3.69%	307	306	305	0.6%
Total Services: Business							306	305	0.6%

Total Investments made in Switzerland							461	460	0.9%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Investments made in the United Kingdom
Aerospace & Defense
Bleriot US Bidco Inc.	First Lien - Term Loan	10/31/2030	5.98%	S + 2.25%	3.73%	131	130	131	0.3%
Skyshield US Bidco Limited (4)	First Lien - Term Loan	6/2/2033	6.37%	S + 2.50%	3.87%	103	103	103	0.2%
Total Aerospace & Defense							233	234	0.5%

Automotive
Belron Finance 2019 LLC (4)	First Lien - Term Loan	10/16/2031	5.66%	S + 2.00%	3.66%	176	176	176	0.4%
Total Automotive							176	176	0.4%

Chemicals, Plastics, & Rubber
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	4/2/2029	7.99%	S + 4.35%	3.64%	489	483	432	0.9%
Ineos Quattro Holdings UK Limited (4)	First Lien - Term Loan	3/14/2030	7.49%	S + 3.85%	3.64%	115	115	98	0.2%
Total Chemicals, Plastics, & Rubber							598	530	1.1%

Hotel, Gaming & Leisure
Entain plc (4)	First Lien - Term Loan	7/31/2032	5.98%	S + 2.25%	3.73%	459	459	459	0.9%
Total Hotel, Gaming & Leisure							459	459	0.9%

Total Investments made in the United Kingdom							1,466	1,399	2.9%

Total Non-controlled/Non-Affiliated Investments							$112,400	$107,651	216.2%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at June 30, 2026. As of June 30, 2026, rates for 1M S, 3M S, 6M S, and 12M S are 3.65%, 3.73%, 3.85%, and 4.0% respectively.

(3)	Percentages are based on net assets of $49,783 as of June 30, 2026.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 23.9% of total assets.

(5)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion.

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

Non-accrual: Debt investments are placed on non-accrual status when principal or interest payments become materially past due, or when there is reasonable doubt that principal or interest will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt investments are restored to accrual status when past due principal or interest are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. For the three and six months ended June 30, 2026, there were no loans on non-accrual status. For the three and six months ended June 30, 2025, there was one loan on non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of June 30, 2026 and December 31, 2025, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of June 30, 2026 and December 31, 2025, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Income Taxes - For the three and six months ended June 30, 2026 and 2025 we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, reporting entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2025 for entities other than public business entities with early adoption permitted. The Company evaluated the disclosure requirements of ASU 2023-09 and determined that the standard did not have a material impact on the Company’s income tax disclosures or financial statements. Therefore, no additional disclosures are required in connection with this standard.

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

Gross management fees for the three and six months ended June 30, 2026 were $302 thousand and $614 thousand, respectively. Net management fees for the three and six months ended June 30, 2026 were zero and zero, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three and six months ended June 30, 2026, the Investment Advisor did not earn a gross income incentive fee or capital incentive fee.

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

For the three and six months ended June 30, 2026 and 2025, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and six months ended June 30, 2026 the Investment Advisor waived $23 thousand and $55 thousand of management fees, respectively. For the three and six months ended June 30, 2025 the Investment Advisor waived $66 thousand and $133 thousand of management fees, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three and six months ended June 30, 2026 did not produce realized income sufficient to meet the 6% distribution payment to investors and charge a full management fee on investments. Therefore, the Company waived an additional $279 thousand and $559 thousand of management fees for the three and six months ended June 30, 2026, respectively. The Company’s performance for the three and six months ended June 30, 2025 did not produce realized income sufficient to meet the 6% distribution payment to investors and charge a full management fee. Therefore, the Company waived an additional $287 thousand of management fees for the three and six months ended June 30, 2025.

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

Related Party Transactions

As of June 30, 2026, affiliates owned approximately 47% of the Company representing approximately $23,145 thousand of the Company’s net assets. As of December 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,912 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and six months ended June 30, 2026 and 2025 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and six months ended June 30, 2026 and 2025, the Company incurred $20 thousand and $40 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of June 30, 2026:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Term Loans	$106,538	$-	$106,538	$-
Equity	111	-	111	-
Collateralized Loan Obligations	1,002	-	1,002	-
Total Investments	$107,651	$-	$107,651	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2025:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Term Loans	$114,235	$-	$114,235	$-
Equity	72	-	72	-
Collateralized Loan Obligations	1,019	-	1,019	-
Total Investments	$115,326	$-	$115,326	$-

As of June 30, 2026, there were no Level 3 investments and no unobservable inputs were utilized.

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three and six months ended June 30, 2026 there were no investments that transferred between levels at quarter end. For the three and six months ended June 30, 2025 there was one investment that transferred between level 2 and level 3 at quarter end.

Changes in investments categorized as Level 3 for the three and six months ended June 30, 2025 were as follows:

	Three months ended June 30, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$39	$-	$39
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	-	-
Transfers (1)	-	642	642
Acquisitions	-	-	-
Dispositions	-	-	-
Ending Balance	$39	$642	$681

	Six months ended June 30, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$580	$-	$580
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	(541)	-	(541)
Transfers (1)	-	642	642
Acquisitions	-	-	-
Dispositions	-	-	-
Ending Balance	$39	$642	$681

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Numerator - net earnings (loss)	$1,360	$479
Denominator - weighted average shares	5,837	5,914
Net earnings (loss) per share	$0.23	$0.08

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Numerator - net earnings (loss)	$1,480	$402
Denominator - weighted average shares	6,002	5,943
Net earnings (loss) per share	$0.25	$0.07

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the six months ended June 30, 2026.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2025	$64,231	6,176,162
January 2, 2026	(1,827)	(211,165)
February 2, 2026	70	8,228
March 1, 2026	390	46,830
March 2, 2026	50	6,011
Balance at March 31, 2026	$62,914	6,026,066
April 1, 2026	(1,710)	(204,160)
June 1, 2026	396	46,435
Balance at June 30, 2026	$61,600	5,868,341

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

During the three and six months ended June 30, 2026, the Company issued 46,435 and 107,504 shares with an aggregate value of $396 thousand and $906 thousand, respectively. During the three and six months ended June 30, 2026, 204,160 and 415,325 shares with an aggregate value of $1,710 thousand and $3,537 thousand, respectively, were tendered and accepted by the Company. During the three and six months ended June 30, 2025, the Company issued 178,684 and 336,410 shares with an aggregate value of $1,602 thousand and $3,081 thousand, respectively. During the three and six months ended June 30, 2025, 65,854 and 90,484 shares with an aggregate value of $595 thousand and $827 thousand, respectively, were tendered and accepted by the Company.

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

During the three and six months ended June 30, 2026, 46,435 shares and 93,265 shares were reinvested, respectively.

During the three and six months ended June 30, 2025, 57,989 shares and 115,797 shares were reinvested, respectively.

As of June 30, 2026 and December 31, 2025, the Company had 5,868,341 and 6,176,162 shares of common stock, $0.001 par value per share, outstanding, respectively.

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

The average debt outstanding and weighted average interest rate as of June 30, 2026 and December 31, 2025 was $67,808 thousand and 5.15% and $71,778 thousand and 5.82%, respectively. As of June 30, 2026 and December 31, 2025, we incurred interest and debt financing expenses of $1,825 thousand and $4,296 thousand, respectively, on the BoA Credit Facility. As of June 30, 2026 there was $65,296 thousand outstanding and $14,704 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2025 there was $71,615 thousand outstanding and $8,385 thousand available to be drawn under the BoA Credit Facility. As of June 30, 2026 and December 31, 2025, the BoA Credit Facility had a fair value of $65,296 thousand and $71,615 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of June 30, 2026 and December 31, 2025, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of June 30, 2026 the Company had $127 thousand of unfunded commitments. As of June 30, 2025, the Company had no unfunded commitments.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of June 30, 2026. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Six months ended June 30, 2026	Six months ended June 30, 2025	Six months ended June 30, 2024	Six months ended June 30, 2023	Six months ended June 30, 2022
Per share data:
Net asset value at beginning of period	$8.65	$9.40	$9.71	$8.93	$10.90
Net investment income (loss) (1)	0.29	0.29	0.43	0.49	0.29
Net realized gain /(loss) (1)	(0.39)	(0.43)	(0.26)	(0.25)	0.03
Net change in unrealized (depreciation) (1)	0.19	0.21	0.12	0.61	(1.74)
Net (decrease) increase in net assets resulting from operations (1)	0.09	0.07	0.29	0.85	(1.42)
Stockholder distributions from income (2)	(0.26)	(0.32)	(0.39)	(0.38)	(0.33)
Other (3)	-	(0.01)	0.01	-	0.06
Net asset value at end of period	$8.48	$9.14	$9.62	$9.40	$9.21

Net assets at end of period	$49,783	$55,427	$61,459	$53,766	$48,587
Shares outstanding at end of period	5,868,341	6,061,974	6,388,582	5,720,234	5,274,748
Total return (2)	1.00%	0.66%	3.11%	9.70%	(12.90)%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	11.96%	13.52%	15.67%	15.84%	9.64%
Ratio of net expenses including waivers and reversals to average net assets (4)	10.76%	12.75%	14.73%	15.00%	8.67%
Ratio of net investment income to average net assets (4)	5.50%	5.52%	8.08%	10.01%	4.69%

Portfolio turnover (5)	21.3%	52.5%	123.7%	67.9%	71.0%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

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

On July 1, 2026, the Company accepted approximately 133,227 shares tendered in the June 2026 tender offer. On July 22, 2026, the Company paid approximately $1,130 thousand for the tendered shares.

On July 15, 2026, the Company paid its quarterly distribution of approximately $750 thousand, of which approximately $396 thousand or approximately 46,435 shares of the regular dividend were reinvested into the fund on June 1, 2026.

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

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of June 30, 2026, approximately 1,605,568 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

Syndicated bank loan prices rebounded alongside other risk assets in the second quarter as market participants navigated AI concerns and an uncertain geopolitical backdrop.  A favorable technical coming out of Q1 further buoyed loan prices in the first half, which was met by an active new-issue market driven by opportunistic repricing/refinancing activity.   Strong issuance combined with tech concerns that reignited towards the back half of the quarter partially pulled back gains.  The J.P. Morgan Leveraged Loan Index returned 1.93% for the quarter with the average bid price closing out at 95.22 versus 94.90 in Q1.

Portfolio and Investment Activity

As of June 30, 2026, our portfolio had a fair market value of approximately $107,651 thousand, a cost basis of approximately $112,400 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 231 investments in 28 industries and in 11 domiciled countries. The following table depicts a summary of the portfolio as of June 30, 2026 (in thousands):

Investments
Cost	$112,400
Cumulative Net Unrealized Depreciation	(4,749)
Fair Value	$107,651
Yield at Cost	6.78%

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

As of June 30, 2026, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 45.7% of our loan portfolio (at fair value) and 47.3% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of quarter end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 21.3% and 52.5% for the six months ended June 30, 2026 and 2025, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of June 30, 2026 and 2025 on the investment was 7.07% and 7.68%, respectively. The following tables depict the portfolio activity (in thousands).

	Three months ended June 30, 2026	Six months ended June 30, 2026
Fair Value, Beginning	$108,642	$115,326
Purchases	14,632	23,509
Sales and Repayments	(16,309)	(30,273)
Payment in-kind interest income	80	197
Non-cash income accrual	50	120
Net realized gains (losses)	(1,715)	(2,332)
Net unrealized appreciation (depreciation)	2,271	1,104
Fair Value, Ending	$107,651	$107,651

	Three months ended June 30, 2025	Six months ended June 30, 2025
Fair Value, Beginning	$114,297	$121,572
Purchases	18,782	61,551
Sales and Repayments	(18,010)	(66,283)
Payment in-kind interest income	61	133
Non-cash income accrual	46	113
Net realized gains (losses)	(2,701)	(2,546)
Net unrealized appreciation (depreciation)	3,306	1,241
Fair Value, Ending	$115,781	$115,781

	Three months ended June 30, 2026	Six months ended June 30, 2026
Investments, Beginning	223	222
Purchases (new)	59	100
Complete exit	(51)	(91)
Investments, Ending	231	231

	Three months ended June 30, 2025	Six months ended June 30, 2025
Investments, Beginning	187	190
Purchases (new)	32	84
Complete exit	(26)	(81)
Investments, Ending	193	193

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $466 thousand at fair value, or 0.4% of the total portfolio, as of the six months ended June 30, 2026. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of June 30, 2026:

Industry	As of June 30, 2026
Banking, Finance, Insurance & Real Estate	15.4%
Services: Business	14.5%
Healthcare & Pharmaceuticals	11.1%
Construction & Building	5.8%
High Tech Industries	5.1%
Chemicals, Plastics, & Rubber	4.4%
Hotel, Gaming & Leisure	4.0%
Containers, Packaging & Glass	3.9%
Aerospace & Defense	3.9%
Telecommunications	3.2%
Energy: Oil & Gas	2.9%
Retail	2.9%
Media: Broadcasting & Subscription	2.7%
Services: Consumer	2.6%
Transportation: Consumer	2.0%
Consumer goods: Non-durable	1.9%
Consumer goods: Durable	1.8%
Capital Equipment	1.8%
Automotive	1.8%
Transportation: Cargo	1.6%
Beverage, Food & Tobacco	1.4%
Energy: Electricity	1.3%
Utilities: Electric	1.1%
Media: Diversified & Production	0.9%
Metals & Mining	0.8%
Media: Advertising, Printing & Publishing	0.5%
Utilities: Oil & Gas	0.5%
Environmental Industries	0.2%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $519 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2025. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of December 31, 2025:

As of December 31, 2025
Services: Business	14.4%
Banking, Finance, Insurance & Real Estate	13.2%
Healthcare & Pharmaceuticals	10.0%
High Tech Industries	6.3%
Telecommunications	5.8%
Construction & Building	5.1%
Hotel, Gaming & Leisure	5.1%
Chemicals, Plastics, & Rubber	4.2%
Containers, Packaging & Glass	4.1%
Aerospace & Defense	3.5%
Retail	3.0%
Energy: Oil & Gas	2.9%
Capital Equipment	2.7%
Services: Consumer	2.6%
Media: Broadcasting & Subscription	2.2%
Utilities: Electric	2.2%
Consumer goods: Durable	1.9%
Automotive	1.9%
Transportation: Consumer	1.9%
Beverage, Food & Tobacco	1.9%
Transportation: Cargo	1.5%
Consumer goods: Non-durable	1.0%
Metals & Mining	0.8%
Energy: Electricity	0.7%
Forest Products & Paper	0.3%
Media: Diversified & Production	0.3%
Media: Advertising, Printing & Publishing	0.3%
Environmental Industries	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Investment income:
Interest income	$1,882	$3,898
Payment in-kind interest income	80	197
Other income	25	37
Total investment income	1,987	4,132

Expenses:
Management fees	302	614
Interest and debt financing expenses	893	1,825
Professional fees	117	246
Administration expenses	84	172
Directors’ fees	20	40
Custody fees	14	28
Other general and administrative expenses	55	114
Total expenses	1,485	3,039
Less: management fees waived	(302)	(614)
Net expenses	1,183	2,425
Net investment income	804	1,707
Net realized (loss) gain on investments	(1,715)	(2,332)
Net unrealized appreciation (depreciation) on investments	2,271	1,104
Net realized and unrealized gain (loss) on investments	556	(1,228)
Net increase (decrease) in net assets	$1,360	$479

	Three months ended June 30, 2025	Six months ended June 30, 2025
Investment income:
Interest income	$2,254	$4,817
Payment in-kind interest income	61	133
Total investment income	2,315	4,950

Expenses:
Management fees	353	715
Interest and debt financing expenses	1,069	2,169
Professional fees	107	228
Incentive fees	-	4
Administration expenses	80	133
Directors’ fees	20	40
Custody fees	21	34
Other general and administrative expenses	143	340
Total expenses	1,793	3,663
Less: management fees waived	(353)	(420)
Net expenses	1,440	3,243
Net investment income	875	1,707
Net realized (loss) gain on investments	(2,701)	(2,546)
Net unrealized appreciation (depreciation) on investments	3,306	1,241
Net realized and unrealized gain (loss) on investments	605	(1,305)
Net increase (decrease) in net assets	$1,480	$402

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and six months ended June 30, 2026 was approximately $1,987 thousand and $4,132 thousand, respectively. Investment income for the three and six months ended June 30, 2025 was approximately $2,315 thousand and $4,950 thousand, respectively. The decrease in total investment income was driven by repricing/refinancing activities and lower SOFR rates during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

Total Expenses

Total expenses for the three and six months ended June 30, 2026 of approximately $1,485 thousand and $3,039 thousand, respectively. Total expenses for the three and six months ended June 30, 2025 of approximately $1,793 thousand and $3,663 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three and six months ended June 30, 2026, the Investment Advisor waived $302 thousand of management fees and $614 thousand, respectively. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2026 of approximately $1,485 thousand to approximately $1,183 thousand and $3,039 thousand to approximately $2,425 thousand.

For the three and six months ended June 30, 2025, the Investment Advisor waived $353 thousand of management fees and $420 thousand, respectively. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and six months ended June 30, 2025 of approximately $1,793 thousand to approximately $1,440 thousand and $3,663 thousand to approximately $3,243 thousand, respectively.

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the three and six months ended June 30, 2026 totaled approximately $16,309 thousand and $30,273 thousand, respectively, resulting in net realized loss of approximately $1,715 thousand and $2,332 thousand, respectively.

Sales and repayments of investments during the three and six months ended June 30, 2025 totaled approximately $18,010 thousand and $66,283 thousand, respectively, resulting in net realized losses of approximately $2,701 thousand and $2,546 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation for the three and six months ended June 30, 2026 totaled approximately $2,271 thousand and $1,104 thousand, respectively. Unrealized appreciation for the three and six months ended June 30, 2025 totaled approximately $3,306 thousand and $1,241 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

Capital Contributions

For the three and six months ended June 30, 2026, the Company issued and sold 46,435 and 107,504 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $396 thousand and $906 thousand. For the three and six months ended June 30, 2025, the Company issued and sold 178,684 and 336,410 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $1,602 thousand and $3,081 thousand, respectively.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three and six months ended June 30, 2026, approximately 204,160 and 415,325 shares with an aggregate value of $1,710 thousand and $3,537 thousand were tendered and accepted by the Company. During the three and six months ended June 30, 2025, approximately 65,854 and 90,484 shares with an aggregate value of $595 thousand and $827 thousand were tendered and accepted by the Company.

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

The following table summarizes the Company’s distributions reinvested during the six months ended June 30, 2026.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2026:
March 1, 2026	8.32	46,830	$390
June 1, 2026	8.52	46,435	396
Total distributions reinvested		93,265	$786

The following table summarizes the Company’s distributions reinvested during the six months ended June 30, 2025.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2025:
January 1, 2025	9.40	14,115	$133
March 1, 2025	9.32	43,693	407
April 1, 2025	9.03	14,845	134
June 1, 2025	9.09	43,144	392
Total distributions reinvested		115,797	$1,066

As of August 14, 2026, 5,735,115 shares of the Company’s Common Stock was issued and outstanding.

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

The average debt outstanding and weighted average interest rate as of June 30, 2026 and December 31, 2025 was $67,808 thousand and 5.15% and $71,778 thousand and 5.82%, respectively. As of June 30, 2026 and December 31, 2025, we incurred interest and debt financing expenses of $1,825 thousand and $4,296 thousand, respectively, on the BoA Credit Facility. As of June 30, 2026 there was $65,296 thousand outstanding and $14,704 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2025 there was $71,615 thousand outstanding and $8,385 thousand available to be drawn under the BoA Credit Facility. As of June 30, 2026 and December 31, 2025, the BoA Credit Facility had a fair value of $65,296 thousand and $71,615 thousand, respectively. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of June 30, 2026 and December 31, 2025, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

As of June 30, 2026 and December 31, 2025, the Company had total senior securities of $65,296 thousand and $71,615 thousand, respectively, consisting of borrowings under the Credit Facility, and had asset coverage ratios of 176.2% and 174.6%, respectively. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three and six months ended June 30, 2026 , the Company incurred expenses of approximately $1,485 thousand and $3,039 thousand, respectively. For the three and six months ended June 30, 2025, the Company incurred expenses of approximately $1,793 thousand and $3,663 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Non-accrual: Debt investments are placed on non-accrual status when principal or interest payments become materially past due, or when there is reasonable doubt that principal or interest will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt investments are restored to accrual status when past due principal or interest are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. For the three and six months ended June 30, 2026, there were no loans on non-accrual status. For the three and six months ended June 30, 2025, there was one loan on non-accrual status.

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

Realized gains and losses from securities transactions and unrealized appreciation and depreciation of securities are determined using the weighted average cost basis method for financial reporting.

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of June 30, 2026 and December 31, 2025, the Company had $127 thousand and $24 thousand of unfunded commitments, respectively.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026 and December, 31, 2025, the Company had $127 thousand and $24 thousand of unfunded commitments, respectively. These outstanding commitments can be comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of June 30, 2026, affiliates owned approximately 47% of the Company representing approximately $23,145 thousand of the Company’s net assets. As of December 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,912 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended June 30, 2026 and 2025, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and six months ended June 30, 2026 and 2025, the Company incurred $20 thousand and $40 thousand in directors’ fees expense.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and six months ended June 30, 2026 and 2025 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three and six months ended June 30, 2026 were zero and zero, respectively. Net management fees for the three and six months ended June 30, 2025 were zero and $295 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On July 1, 2026, the Company accepted approximately 133,227 shares tendered in the June 2026 tender offer. On July 22, 2026, the Company paid approximately $1,130 thousand for the tendered shares.

On July 15, 2026, the Company paid its quarterly distribution of approximately $750 thousand, of which approximately $396 thousand or approximately 46,435 shares of the regular dividend were reinvested into the fund on June 1, 2026.

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

As of June 30, 2026, 100% of our loan portfolio bore interest at floating rates with 45.7% (at fair value) having an interest rate floor between 0.50% and 1.50%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to nine months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to six months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

	As of June 30, 2026
Basis Point Changes	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,376	$(2,034)	$1,342
Up 200 basis points	2,250	(1,356)	894
Up 100 basis points	1,125	(678)	447
Down 100 basis points	(1,124)	678	(446)
Down 200 basis points	(2,248)	1,356	(892)
Down 300 basis points	(3,281)	2,034	(1,247)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this quarterly report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of June 30, 2026, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended June 30, 2026, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Steele Creek Capital Corporation

Date: August 14, 2026	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer,
Chief Investment Officer, and President
(Principal Executive Officer)

Date: August 14, 2026	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)