Form 10-Q
period 2026-09-30
Steele Creek Capital Corp
filed 2026-11-13
CIK 1817825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had 5,782,032 shares of common stock, $0.001 par value per share, outstanding.

STEELE CREEK CAPITAL CORPORATION

i

PART I

Item 1. Consolidated Financial Statements

Steele Creek Capital Corporation

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments:
Non-controlled/non-affiliated company investments, at fair value (amortized cost of $22,934 and $121,179, respectively)	$22,084	$115,326
Cash	22,727	11,189
Receivable for investments sold	5,612	74
Prepaid expenses and other assets	-	446
Interest receivable	177	457
Total assets	$50,600	$127,492

Liabilities
Credit facility	-	71,615
Payable for investments purchased	1,011	1,253
Management fees payable	-	183
Interest payable	-	125
Accounts payable and accrued expenses	387	457
Distributions payable	340	411
Total liabilities	1,738	74,044

Commitments and contingencies (Note 8)

Net Assets:
Common shares, $0.001 par value, 450,000,000 shares authorized, 5,782,032 and 6,176,162 shares issued and outstanding, respectively	$6	$6
Paid-in-capital in excess of par value	61,932	65,296
Total distributable (deficit) earnings	(13,076)	(11,854)
Total net assets	$48,862	$53,448

Total liabilities and net assets	$50,600	$127,492

Net asset value per share	$8.45	$8.65

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30, 2026	Nine months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$1,389	$5,287	$2,314	$7,131
Payment in-kind interest income	91	288	70	203
Other income	56	93	-	-
Total investment income	1,536	5,668	2,384	7,334

Expenses:
Management fees	213	827	339	1,054
Interest and debt financing expenses	710	2,535	1,080	3,249
Professional fees	236	482	139	367
Incentive fees	-	-	-	4
Administration expenses	87	259	102	235
Directors’ fees	20	60	20	60
Custody fees	28	56	27	61
Other general and administrative expenses	(10)	104	113	453
Total expenses	1,284	4,323	1,820	5,483
Less: management fees waived	(213)	(827)	(45)	(465)
Net expenses	1,071	3,496	1,775	5,018
Net investment income	465	2,172	609	2,316

Realized and unrealized (loss) gain on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	(3,816)	(6,148)	360	(2,186)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	3,900	5,004	(1,410)	(169)

Total net realized and unrealized gain (loss) on investments	84	(1,144)	(1,050)	(2,355)

Net increase (decrease) in net assets resulting from operations	$549	$1,028	$(441)	$(39)

Per share data:
Net investment income per share - basic and diluted	$0.08	$0.37	$0.10	$0.39
Net (decrease) increase in net assets resulting from operations per share - basic and diluted	$0.10	$0.18	$(0.07)	$(0.01)
Weighted average shares outstanding - basic and diluted	5,750	5,859	6,117	6,002

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

(in thousands, except share and per share data)

	Three months ended September 30, 2026	Nine months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2025
Operations
Net investment income	$465	$2,172	$609	$2,316
Net realized (loss) gain on investments	(3,816)	(6,148)	360	(2,186)
Net change in unrealized (depreciation) appreciation on investments	3,900	5,004	(1,410)	(169)
Net (decrease) increase in net assets resulting from operations	549	1,028	(441)	(39)

Distributions to Stockholders
Distributions of realized income	(738)	(2,250)	(843)	(2,756)

Capital Share Transactions
Issuance of common shares	-	120	779	2,794
Common shares issued from reinvestment of distributions	398	1,183	415	1,481
Repurchase of common shares	(1,130)	(4,667)	(337)	(1,164)
Total Capital Share Transactions	(732)	(3,364)	857	3,111

Net Assets
Net (decrease) increase in net assets during the period	(921)	(4,586)	(427)	316
Net assets at beginning of period	49,783	53,448	55,427	54,684
Net assets at end of period	48,862	48,862	55,000	55,000

Capital Share Activity
Issuance of common shares	-	14	85	306
Common shares issued from reinvestment of distributions	47	140	46	162
Repurchase of common shares	(133)	(548)	(37)	(128)
Shares issued and outstanding at beginning of period	5,868	6,176	6,062	5,816
Shares issued and outstanding at end of period	5,782	5,782	6,156	6,156

The accompanying notes are an integral part of these consolidated financial statements

Steele Creek Capital Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands, except share and per share data)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,028	$(39)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(29,790)	(81,941)
Proceeds from sales of investments and paydowns	122,309	81,704
Payment in-kind interest income	(288)	(203)
Amortization of premium/accretion of discount, net	(133)	(141)
Net realized (gain) loss on investments	6,148	2,186
Net change in unrealized depreciation (appreciation) on investments	(5,004)	169
Changes in operating assets and liabilities:
Receivable for investments sold	(5,538)	15,381
Prepaid expenses and other assets	446	31
Interest receivable	280	158
Payable for investments purchased	(242)	(7,717)
Management fees payable	(183)	(15)
Interest payable	(125)	(19)
Accounts payable and accrued expenses	(70)	(3)
Net cash provided by (used in) operating activities	88,838	9,551

Cash flows from financing activities:
Proceeds from issuance of common shares	120	2,794
Repurchase of common shares	(4,667)	(1,164)
Proceeds from issuance of debt	2,205	12,211
Repayments on debt	(73,821)	(13,600)
Stockholder distributions paid	(1,137)	(1,554)
Net cash (used in) provided by financing activities	(77,300)	(1,313)

Net (decrease) increase in Cash	11,538	8,238
Cash, beginning of period	11,189	2,612
Cash, end of period	$22,727	$10,850

Supplemental disclosure of Cash Flow Information:
Operating Activities:
Interest paid	$2,659	$3,269
Supplemental non-cash information:
Reinvestment of shareholder distribution	$1,184	$1,481

The accompanying notes are an integral part of these consolidated financial statements

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Non-controlled/Non-Affiliated Investments -45.2% of Shareholder's Equity (3)
Investments made in the United States
Aerospace & Defense
MAG DS Corp.	First Lien - Term Loan	4/1/2027	9.17%	S + 5.00%	4.17%	350	$367	$350	0.7%
TransDigm Inc. (4)	First Lien - Term Loan	2/13/2033	6.40%	S + 2.50%	3.90%	100	100	100	0.2%
TransDigm Inc. (4)	First Lien - Term Loan	1/19/2032	6.40%	S + 2.50%	3.90%	980	979	982	2.0%
Total Aerospace & Defense							1,446	1,432	2.9%

Automotive
American Axle & Manufacturing, Inc.	First Lien - Term Loan	2/3/2033	7.02%	S + 3.25%	3.77%	246	245	246	0.5%
First Brands Group, LLC	First Lien - Term Loan	3/30/2027	10.82%	S + 0.11 + 7.00% PIK	3.71%	394	394	1	0.0%
First Brands Group, LLC	First Lien - Term Loan	6/29/2026	15.00%	S + 8.00% PIK	7.00%	460	460	1	0.0%
Stonepeak Motion Finco LLC (4)	First Lien - Term Loan	6/24/2033	6.41%	S + 2.50%	3.91%	155	154	155	0.3%
Total Automotive							1,253	403	0.8%

Beverage, Food & Tobacco
Treehouse Foods, Inc.	First Lien - Term Loan	2/11/2033	7.65%	S + 3.75%	3.90%	345	340	345	0.7%
Total Beverage, Food & Tobacco							340	345	0.7%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Capital Equipment
Columbus McKinnon	First Lien - Term Loan	2/3/2033	7.07%	S + 3.00%	4.07%	115	114	115	0.2%
Project Aurora Holdco 1 Limited	First Lien - Term Loan	12/6/2032	6.82%	S + 2.75%	4.07%	130	130	130	0.3%
Watlow Electric Manufacturing Company	First Lien - Term Loan	6/17/2033	6.73%	S + 2.75%	3.98%	457	456	458	0.9%
Total Capital Equipment							700	703	1.4%

Construction & Building
APi Group DE, Inc. (4)	First Lien - Term Loan	5/16/2033	5.65%	S + 1.75%	3.90%	302	302	302	0.6%
Construction Partners, Inc.	First Lien - Term Loan	11/3/2031	5.90%	S + 2.00%	3.90%	206	206	206	0.4%
Crown Subsea Communications Holding, Inc.	First Lien - Term Loan	1/30/2031	6.90%	S + 3.00%	3.90%	621	617	624	1.3%
Groundworks, LLC	First Lien - Term Loan	3/14/2031	7.40%	S + 3.50%	3.90%	205	206	206	0.4%
LSF12 Crown US Commercial Bidco	First Lien - Term Loan	12/2/2031	6.40%	S + 2.50%	3.90%	249	250	250	0.5%
Quikrete Holdings, Inc.	First Lien - Term Loan	4/14/2031	6.15%	S + 2.25%	3.90%	733	732	734	1.5%
Smyrna Ready Mix Concrete, LLC	First Lien - Term Loan	4/2/2029	6.90%	S + 3.00%	3.90%	624	616	626	1.3%
Total Construction & Building							2,929	2,948	6.0%

Consumer Goods: Non-Durable
ABG Intermediate Holdings 2 LLC	First Lien - Term Loan	2/13/2032	6.15%	S + 2.25%	3.90%	739	737	739	1.5%
Total Consumer Goods: Non-Durable							737	739	1.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Containers, Packaging & Glass
Plastipak Holdings, Inc.	First Lien - Term Loan	9/24/2032	6.40%	S + 2.50%	3.90%	819	815	820	1.7%
Pro Mach Group, Inc.	First Lien - Term Loan	10/15/2032	6.40%	S + 2.50%	3.90%	102	102	102	0.2%
Ring Container Technologies Group, LLC	First Lien - Term Loan	9/15/2032	6.40%	S + 2.50%	3.90%	433	432	434	0.9%
Sabert Corporation	First Lien - Term Loan	12/10/2028	7.15%	S + 3.25%	3.90%	740	740	744	1.5%
Total Containers, Packaging & Glass							2,089	2,100	4.3%

Energy: Electricity
Hamilton Projects Acquiror, LLC	First Lien - Term Loan	5/30/2031	6.40%	S + 2.50%	3.90%	235	235	236	0.5%
Total Energy: Electricity							235	236	0.5%

Healthcare & Pharmaceuticals
Amneal Pharmaceuticals	First Lien - Term Loan	8/1/2032	6.40%	S + 2.50%	3.90%	821	819	826	1.7%
Iqvia Inc.	First Lien - Term Loan	1/2/2031	5.82%	S + 1.75%	4.07%	243	243	244	0.5%
Phoenix Guarantor Inc.	First Lien - Term Loan	2/21/2031	5.90%	S + 2.00%	3.90%	888	882	888	1.8%
U.S. Anesthesia Partners, Inc.	First Lien - Term Loan	10/2/2028	7.80%	S + 4.11%	3.68%	1,058	1,058	1,062	2.2%
Total Healthcare & Pharmaceuticals							3,002	3,020	6.2%

Hotel, Gaming & Leisure
Bulldog Purchaser Inc.	First Lien - Term Loan	2/4/2033	7.15%	S + 3.25%	3.90%	102	102	103	0.2%
Total Hotel, Gaming & Leisure							102	103	0.2%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Media: Advertising, Printing & Publishing
McGraw-Hill Education, Inc.	First Lien - Term Loan	8/6/2031	6.40%	S + 2.50%	3.90%	504	505	506	1.0%
Total Media: Advertising, Printing & Publishing							505	506	1.0%

Media: Broadcasting & Subscription
Discovery Global Holdings, Inc.	First Lien - Term Loan	6/3/2033	6.40%	S + 2.50%	3.90%	203	203	203	0.4%
Versant Media Group, Inc.	First Lien - Term Loan	1/30/2031	7.57%	S + 3.50%	4.07%	393	393	396	0.8%
Total Media: Broadcasting & Subscription							596	599	1.2%

Media: Diversified & Production
Oak-Eagle Acquireco, Inc. (4)	First Lien - Term Loan	8/4/2033	7.25%	S + 3.50%	3.75%	653	643	659	1.4%
Total Media: Diversified & Production							643	659	1.4%

Retail
Evergreen Acqco 1 LP	First Lien - Term Loan	9/17/2032	6.48%	S + 2.50%	3.98%	441	440	442	0.9%
Great Outdoors Group, LLC	First Lien - Term Loan	1/23/2032	7.15%	S + 3.25%	3.90%	856	855	859	1.8%
IRB Holding Corp.	First Lien - Term Loan	12/15/2030	6.40%	S + 2.50%	3.90%	392	393	393	0.8%
Total Retail							1,688	1,694	3.5%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Services: Business
Acuren Delaware Holdco, Inc.(Acuren Holdings, Inc.)	First Lien - Term Loan	7/30/2031	6.40%	S + 2.50%	3.90%	148	149	149	0.3%
Aragorn Parent Corporation	First Lien - Term Loan	12/16/2030	7.40%	S + 3.50%	3.90%	537	535	541	1.1%
Aramark Intermediate HoldCo Corporation	First Lien - Term Loan	6/22/2030	5.65%	S + 1.75%	3.90%	416	416	417	0.9%
Iron Mountain Information Management, LLC	First Lien - Term Loan	1/31/2031	5.90%	S + 2.00%	3.90%	763	760	763	1.6%
Total Services: Business							1,860	1,870	3.9%

Services: Consumer
Wash Bidco Inc.	First Lien - Term Loan	9/10/2032	6.90%	S + 3.00%	3.90%	249	248	250	0.5%
Total Services: Consumer							248	250	0.5%

Telecommunications
Belden Inc.	First Lien - Term Loan	6/10/2033	6.15%	S + 2.25%	3.90%	155	155	156	0.3%
Syniverse Holdings, LLC	First Lien - Term Loan	5/13/2027	11.07%	S + 7.00%	4.07%	960	954	854	1.8%
Zayo Group Holdings, Inc.	First Lien - Term Loan	3/11/2030	7.52%	S + 3.12% + 0.50% PIK	3.90%	509	509	510	1.0%
Total Telecommunications							1,618	1,520	3.1%

Transportation: Consumer
Brown Group Holding, LLC	First Lien - Term Loan	7/1/2031	6.15%	S + 2.25%	3.90%	102	102	102	0.2%
Total Transportation: Consumer							102	102	0.2%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Utilities: Electric
Tiger Acquisition, LLC	First Lien - Term Loan	8/23/2032	6.40%	S+ 2.50%	3.90%	739	737	741	1.5%
Total Utilities: Electric							737	741	1.5%

Total Investments made in the United States							20,830	19,970	40.8%

Investments made in France
Healthcare & Pharmaceuticals
Curium BidCo S.a r.l. (4)	First Lien - Term Loan	8/4/2031	7.07%	S + 3.00%	4.07%	409	408	409	0.8%
Total Healthcare & Pharmaceuticals							408	409	0.8%

Total Investments made in France							408	409	0.8%

Investments made in Germany
Construction & Building
TK Elevator Midco GmbH (4)	First Lien - Term Loan	4/30/2030	6.70%	S + 2.75%	3.95%	102	103	103	0.2%
Total Construction & Building							103	103	0.2%

Total Investments made in Germany							103	103	0.2%

Investments made in Ireland
Aerospace & Defense
Setanta Aircraft Leasing Designated Activity Company (4)	First Lien - Term Loan	11/5/2028	5.82%	S + 1.75%	4.07%	126	126	126	0.3%
Total Aerospace & Defense							126	126	0.3%

STEELE CREEK CAPITAL CORPORATION

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(in thousands, except share and per share data)

Description (1)	Investment Type	Maturity	Interest Rate (2)	Basis Point Spread Above Index (2)	Interest Rate Floor / Base Rate (2)	Principal / Shares	Amortized Cost	Fair Value	% of Net Assets (3)
Healthcare & Pharmaceuticals
Grifols International Services Designated Activity Company (4)	First Lien - Term Loan	4/14/2033	6.19%	S + 2.50%	3.69%	617	616	618	1.3%
Total Healthcare & Pharmaceuticals							616	618	1.3%

Total Investments made in Ireland							742	744	1.6%

Investments made in the Netherlands
Chemicals, Plastics, & Rubber
AkzoNobel Specialty Chemicals (4)	First Lien - Term Loan	7/8/2031	7.14%	S + 3.50%	3.64%	725	721	728	1.5%
Total Chemicals, Plastics, & Rubber							721	728	1.5%

Total Investments made in Netherlands							721	728	1.5%

Investments made in the United Kingdom
Aerospace & Defense
Bleriot US Bidco Inc. (4)	First Lien - Term Loan	10/31/2030	6.32%	S + 2.25%	4.07%	130	130	130	0.3%
Total Aerospace & Defense							130	130	0.3%

Total Investments made in the United Kingdom							130	130	0.3%

Total Non-controlled/Non-Affiliated Investments							$22,934	$22,084	45.2%

(1)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.

(2)	All of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”). This index resets monthly or quarterly. For each such investment, the Fund has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2026. As of September 30, 2026, rates for 1M S, 3M S, 6M S, and 12M S are 3.91%, 4.08%, 4.27%, and 4.68% respectively.

(3)	Percentages are based on net assets of $48,862 as of September 30, 2026.

(4)	Investment is a non-qualifying asset for RIC reporting purposes, non-qualifying assets represent 8.5% of total assets.

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

Plan of Deleveraging, Complete Liquidation and Dissolution

On August 17, 2026, the Board, including each of the Independent Directors, unanimously approved a deleveraging plan to manage potential market volatility and provide flexibility for the Board to consider whether to approve the full liquidation and dissolution of the Company.

In furtherance of the deleveraging plan, on August 18, 2026, the Company’s investment adviser sold 164 of the Company’s broadly-syndicated loan investments (or 75.8% of the Company’s investment portfolio at fair value as of June 30, 2026) into the market via a so-called “Bids Wanted in Competition” secondary market auction process to over 22 dealers. The Company will receive gross proceeds of approximately $73,000 thousand from such asset sales and realized a net loss of approximately $1,700 thousand in connection therewith. The Company sold these investments at prices that generated income of approximately $462 thousand above the June 30, 2026 valuation. Proceeds from these sales were used to pay down the existing line of credit. See Note 7 for more details.

On September 21, 2026, the Board, including each of the Independent Directors, unanimously approved, subject to the stockholder approval, the implementation of a plan of liquidation authorizing the full liquidation and dissolution of the Company and the distribution of sale proceeds to stockholders (collectively, the “Plan”).

On September 22, 2026, the Company announced a special meeting would be held on October 13, 2026 for the stockholders to vote on the Plan and on a proposal authorizing the Board to withdraw the Company’s election to be regulated as a BDC under the 1940 Act (the “Withdrawal”).

On September 21, 2026, in connection with the Plan, we suspended our dividend reinvestment plan (“DRIP”).

On October 13, 2026, the stockholders voted to approve the Plan and the Withdrawal.

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

Liquidation Basis of Accounting: ASC Topic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting (“ASC-205-30”) provides a scope exception for investment companies regulated under the 1940 Act. Accordingly, while the Company is regulated under the 1940 Act, as a BDC, it will not be subject to the general provisions of ASC 205-30 and will continue to prepare its consolidated financial statements in accordance with ASC Topic 946, Financial Services—Investment Companies. However, despite this scope exception, SEC guidance may require the Company to record liquidation expenses in connection with the Plan when incurrence of a liability is probable and the amount can be reasonably estimated, which may require the recognition of expenses sooner than it would have historically.

Following the withdrawal of the Company’s election to be regulated as a BDC and the termination of its status as an investment company under the 1940 Act, the Company will evaluate the appropriate basis of accounting based on the facts and circumstances then existing.

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

Non-accrual: Debt investments are placed on non-accrual status when principal or interest payments become materially past due, or when there is reasonable doubt that principal or interest will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt investments are restored to accrual status when past due principal or interest are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. For the three and nine months ended September 30, 2026, there were no loans on non-accrual status. For the three and nine months ended September 30, 2025, there were no loans on non-accrual status.

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

Cash - The Company maintains its cash in a bank account, which, at times, may exceed federally insured limits. As of September 30, 2026 and December 31, 2025, our cash balance exceeded federally insured limits. The Investment Advisor continuously monitors the performance of the bank where the account is held in order to manage any risk associated with such account.

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

Investment Classification - As required by the 1940 Act, investments are classified by level of control. “Controlled Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliated Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Controlled Investments. “Non-Controlled/Non-Affiliated Investments” are those that are neither Controlled Investments nor Affiliated Investments. Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company. As of September 30, 2026 and December 31, 2025, all of our investments were Non-Controlled/Non-Affiliated investments.

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

Income Taxes - For the three and nine months ended September 30, 2026 and 2025 we have complied with the requirements of Subchapter M of the Code and expect to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740 – Income Taxes (“ASC Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, reporting entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2025 for entities other than public business entities with early adoption permitted. The Company evaluated the disclosure requirements of ASU 2023-09 and determined that the standard did not have a material impact on the Company’s income tax disclosures or financial statements. Therefore, no additional disclosures are required in connection with this standard.

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

On August 14, 2026 the Board approved the renewal of the Investment Advisory Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the Independent Directors, in accordance with the requirements of the 1940 Act.

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

Gross management fees for the three and nine months ended September 30, 2026 were $213 thousand and $827 thousand, respectively. Net management fees for the three and nine months ended September 30, 2026 were zero and zero, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

Gross management fees for the three and nine months ended September 30, 2025 were $339 thousand and $1,054 thousand, respectively. Net management fees for the three and nine months ended September 30, 2025 were $294 thousand and $589 thousand, respectively. The Investment Advisor elected to waive a portion of the management fee and charged management fees on investments rather than gross assets.

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

For the three and nine months ended September 30, 2026, the Investment Advisor did not earn a gross income incentive fee or capital incentive fee.

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

For the three and nine months ended September 30, 2026 and 2025, the Board agreed upon a fee waiver to reduce the basis for the quarterly management fee from gross assets to investments. For the three and nine months ended September 30, 2026 the Investment Advisor waived $50 thousand and $105 thousand of management fees, respectively. For the three and nine months ended September 30, 2025 the Investment Advisor waived $45 thousand and $177 thousand of management fees, respectively. This fee waiver will be re-evaluated annually.

The Company’s performance for the three and nine months ended September 30, 2026 did not produce realized income sufficient to meet the 6% distribution payment to investors and charge a full management fee on investments. Therefore, the Company waived an additional $163 thousand and $722 thousand of management fees for the three and nine months ended September 30, 2026, respectively.

The Company’s performance for the three months ended September 30, 2025 produced realized income sufficient to meet the 6% distribution payment to investors and charge a full management fee on investments. Therefore, this waiver was not used for the three months ended September 30, 2025. The Company’s performance for the nine months ended September 30, 2025 did not produce realized income sufficient to meet the 6% distribution payment to investors and charge a full management fee. Therefore, the Company waived an additional $288 thousand of management fees for the nine months ended September 30, 2025.

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

On August 14, 2026 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Related Party Transactions

As of September 30, 2026, affiliates owned approximately 48% of the Company representing approximately $23,403 thousand of the Company’s net assets. As of December 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,912 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three and nine months ended September 30, 2026 and 2025 there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2026 and 2025, the Company incurred $20 thousand and $60 thousand in directors’ fees expense, respectively.

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

The following fair value hierarchy table sets forth our investments by level as of September 30, 2026:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Term Loans	$22,084	$-	$22,084	$-
Equity	-	-	-	-
Collateralized Loan Obligations	-	-	-	-
Total Investments	$22,084	$-	$22,084	$-

The following fair value hierarchy table sets forth our investments by level as of December 31, 2025:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Term Loans	$114,235	$-	$114,235	$-
Equity	72	-	72	-
Collateralized Loan Obligations	1,019	-	1,019	-
Total Investments	$115,326	$-	$115,326	$-

As of September 30, 2026, there were no Level 3 investments and no unobservable inputs were utilized.

Transfers of investments between levels in the fair value hierarchy are recorded at the end of the period. For the three and nine months ended September 30, 2026 there were no investments that transferred between levels at quarter end. For the three months ended September 30, 2025 there were no investments that transferred between levels. For the nine months ended September 30, 2025 there was one investment that transferred between levels. The transfer from Level 2 to Level 3 was made due to unreliable Level 2 pricing being received from the third-party valuation specialist for the nine months ended September 30, 2025.

Changes in investments categorized as Level 3 for the three and nine months ended September 30, 2025 were as follows:

Three months ended September 30, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$39	$642	$681
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	-	-	-
Transfers (1)	-	-	-
Acquisitions	-	-	-
Dispositions	(39)	(642)	(681)
Ending Balance	$-	$-	$-

	Nine months ended September 30, 2025
	Term Loans	Equity	Total Investments
Beginning Balance	$580	$-	$580
Net realized gain (loss)	-	-	-
Net unrealized gain (loss)	(541)	-	(541)
Transfers (1)	-	642	642
Acquisitions	-	-	-
Dispositions	(39)	(642)	(681)
Ending Balance	$-	$-	$-

(1)	Per ASC 820, leveling for each investment is conducted at each quarter end. Transfers between levels are made in accordance with the Company’s accounting policy.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Numerator - net earnings (loss)	$549	$1,028
Denominator - weighted average shares	5,750	5,859
Net earnings (loss) per share	$0.10	$0.18

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Numerator - net earnings (loss)	$(441)	$(39)
Denominator - weighted average shares	6,117	6,002
Net earnings (loss) per share	$(0.07)	$(0.01)

6. NET ASSETS

The Company has been actively fundraising since its inception. The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the nine months ended September 30, 2026.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2025	$64,231	6,176,162
January 2, 2026	(1,827)	(211,165)
February 2, 2026	70	8,228
March 1, 2026	390	46,830
March 2, 2026	50	6,011
Balance at March 31, 2026	$62,914	6,026,066
April 1, 2026	(1,710)	(204,160)
June 1, 2026	396	46,435
Balance at June 30, 2026	$61,600	5,868,341
July 1, 2026	(1,130)	(133,227)
September 1, 2026	398	46,918
Balance at September 30, 2026	$60,868	5,782,032

The table below summarizes the capital the Company has raised (returned), the shares issued (tendered), and the shares reinvested to investors during the nine months ended September 30, 2025.

Date Closed	Capital Raised / (Repurchased) (in thousands)	Shares Issued
Balance at December 31, 2024	$60,949	5,816,048
January 1, 2025	133	14,115
January 2, 2025	343	36,429
January 2, 2025	(232)	(24,630)
February 3, 2025	180	18,869
March 1, 2025	407	43,693
March 3, 2025	416	44,620
Balance at March 31, 2025	$62,196	5,949,144
April 1, 2025	235	26,014
April 1, 2025	134	14,845
April 1, 2025	(595)	(65,854)
May 1, 2025	841	94,681
June 1, 2025	392	43,144
Balance at June 30, 2025	$63,203	6,061,974
July 1, 2025	655	71,663
July 1, 2025	(337)	(36,824)
August 1, 2025	24	2,573
September 1, 2025	415	45,983
September 2, 2025	100	11,086
Balance at September 30, 2025	64,060	6,156,455

During the three and nine months ended September 30, 2026, the Company issued 46,918 and 154,422 shares with an aggregate value of $398 thousand and $1,304 thousand, respectively. During the three and nine months ended September 30, 2026, 133,227 and 548,552 shares with an aggregate value of $1,130 thousand and $4,667 thousand, respectively, were tendered and accepted by the Company. During the three and nine months ended September 30, 2025, the Company issued 131,305 and 467,715 shares with an aggregate value of $1,194 thousand and $4,275 thousand, respectively. During the three and nine months ended September 30, 2025, 36,824 and 127,308 shares with an aggregate value of $337 thousand and $1,164 thousand, respectively, were tendered and accepted by the Company.

In September 2024, the Company adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s current stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested in additional shares of the Company’s common stock. Existing investors were given the option to be enrolled into the DRIP, any investor that did not enroll will continue to receive their dividends in cash. All new stockholders will automatically be enrolled in the DRIP unless they opt out. Newly issued shares are valued based upon the month end closing price prior to payment of the dividend.

During the three and nine months ended September 30, 2026, 46,918 shares and 140,183 shares were reinvested, respectively.

During the three and nine months ended September 30, 2025, 45,983 shares and 161,780 shares were reinvested, respectively.

On September 21, 2026, in connection with the Plan, we suspended our DRIP.

As of September 30, 2026 and December 31, 2025, the Company had 5,782,032 and 6,176,162 shares of common stock, $0.001 par value per share, outstanding, respectively.

7. CREDIT FACILITY

Bank of America

On October 18, 2024 the Company had entered into a three-year secured revolving Credit Agreement (the “BoA Credit Agreement”) with BoA as lender and administrative agent (the “BoA Credit Facility”) providing a maximum of $80,000 thousand (“BoA Maximum Facility Amount”) to Funding II. On September 8, 2026, the Company fully repaid and terminated the existing BoA Credit Facility. The wholly owned subsidiary, Funding II, remains open; however all collateral assets have been sold.

Funding II was used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets have been granted to BoA to use as collateral for the BoA Credit Facility. The BoA Credit Facility bore interest at Term Secured Overnight Financing Rate (“SOFR”) plus 1.50%.

Funding II was required to pay an upfront fee equal to $400 thousand, calculated as 0.50% of the BoA Maximum Facility Amount. Additionally, an unused fee was payable monthly in arrears commencing in December 2024 in an amount equal to 0.50% until the four-month anniversary of the Closing Date. The unused fee rate after the four-month Closing Date was equal to 1.50%. The unused fee was calculated off the positive daily balance of 80% of the BoA Maximum Facility amount minus the aggregate outstanding amount.

The average debt outstanding and weighted average interest rate for the period January 1, 2026 through September 8, 2026 was $63,751 and 5.14%. For the period January 1, 2026 through September 8, 2026, we incurred interest and debt financing expenses of $2,535 thousand on the BoA Credit Facility. On September 8, 2026 $210 thousand of unamortized credit facility expenses were expensed.

The average debt outstanding and weighted average interest rate for the year ended December 31, 2025 was $71,778 thousand and 5.82%. For the year ended December 31, 2025, we incurred interest and debt financing expenses of $4,296 thousand on the BoA Credit Facility. As of December 31, 2025 there was $71,615 thousand outstanding and $8,385 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2025, the BoA Credit Facility had a fair value of $71,615 thousand. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2025, Funding II was in compliance with all covenants of the BoA Credit Facility.

8. COMMITMENTS AND CONTINGENCIES

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. As of September 30, 2026 and 2025, the Company had no unfunded commitments.

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any litigation against us as of September 30, 2026. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and neither the Members nor any other person or entity shall be obligated personally for any such debt, obligation or liability of the Company.

9. FINANCIAL HIGHLIGHTS

The following financial highlights are calculated for the shareholders as a whole.

	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Per share data:
Net asset value at beginning of period	$8.65	$9.40	$9.71	$8.93	$10.90
Net investment income (loss) (1)	0.37	0.39	0.61	0.72	0.43
Net realized gain /(loss) (1)	(1.05)	(0.36)	(0.27)	(0.25)	0.05
Net change in unrealized (depreciation) (1)	0.85	(0.03)	0.06	0.93	(2.03)
Net (decrease) increase in net assets resulting from operations (1)	0.17	-	0.40	1.40	(1.55)
Stockholder distributions from income (2)	(0.39)	(0.46)	(0.58)	(0.57)	(0.47)
Other (3)	0.02	(0.01)	-	-	0.03
Net asset value at end of period	$8.45	$8.93	$9.53	$9.76	$8.91

Net assets at end of period	$48,862	$55,000	$55,154	$56,200	$48,960
Shares outstanding at end of period	5,782,032	6,156,455	5,786,217	5,758,737	5,492,264
Total return (2)	2.14%	(0.16)%	4.22%	16.21%	(14.46)%

Ratio/Supplemental data:
Ratio of net expenses excluding waivers and reversals to average net assets (4)	11.41%	13.40%	16.01%	16.16%	10.65%
Ratio of net expenses including waivers and reversals to average net assets (4)	9.78%	12.55%	14.83%	15.21%	9.55%
Ratio of net investment income to average net assets (4)	5.19%	5.37%	8.13%	10.08%	5.47%

Portfolio turnover (5)	33.7%	69.3%	171.7%	107.0%	83.4%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Return calculations are not annualized.

(3)	Includes the impact of different amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

(4)	Ratios are annualized.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported. Ratio is not annualized.

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

On October 13, 2026, the Company’s stockholders voted to approve the Plan and the Withdrawal at the special meeting. See Note 1. “Organization – Plan of Deleveraging, Complete Liquidation and Dissolution”.

On October 15, 2026, the Company paid its quarterly distribution of approximately $738 thousand, of which approximately $398 thousand or approximately 46,918 shares of the regular dividend were reinvested into the fund on September 1, 2026.

On October 22, 2026, the Company’s investment adviser sold 37 of the Company’s broadly-syndicated loan investments (or 62.85% of the Company’s investment portfolio at fair value as of September 30, 2026) into the market via a so-called “Bids Wanted in Competition” secondary market auction process to over 16 dealers. The Company will receive gross proceeds of approximately $13,776 thousand from such asset sales and realized a net loss of approximately $6.5 thousand in connection therewith. The Company sold these investments at prices that generated a loss of approximately $104 thousand below the September 30, 2026 valuation.

On November 2, 2026, the Company made its first liquidating distribution of approximately $35,860 thousand to investors.

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

On August 17, 2026, the Board, including each of the Independent Directors, unanimously approved a deleveraging plan to manage potential market volatility and provide flexibility for the Board to consider whether to approve the full liquidation and dissolution of the Company.

In furtherance of the deleveraging plan, on August 18, 2026, the Company’s investment adviser sold 164 of the Company’s broadly-syndicated loan investments (or 75.8% of the Company’s investment portfolio at fair value as of June 30, 2026) into the market via a so-called “Bids Wanted in Competition” secondary market auction process to over 22 dealers. The Company will receive gross proceeds of approximately $73,000 thousand from such asset sales and realized a net loss of approximately $1,700 thousand in connection therewith. The Company sold these investments at prices that generated income of approximately $462 thousand above the June 30, 2026 valuation. Proceeds from these sales were used to pay down the existing line of credit. See Note 7 for more details.

On September 21, 2026, the Board, including each of the Independent Directors, unanimously approved, subject to the stockholder approval, the implementation of a plan of liquidation authorizing the full liquidation and dissolution of the Company and the distribution of sale proceeds to stockholders (collectively, the “Plan”).

On September 22, 2026, the Company announced a special meeting would be held on October 13, 2026 for the stockholders to vote on the Plan and on a proposal authorizing the Board to withdraw the Company’s election to be regulated as a BDC under the 1940 Act (the “Withdrawal”).

On September 21, 2026, in connection with the Plan, we suspended our dividend reinvestment plan (“DRIP”).

On October 13, 2026, the stockholders voted to approve the Plan and the Withdrawal.

Overview

We are a financial services company that primarily invests in syndicated corporate bank loans, bonds, other debt securities, and structured products. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter (See Note 1. Organization – Plan of Deleveraging, Complete Liquidation and Dissolution), as a RIC under the Code. We were formed on June 3, 2020 as a Delaware limited liability company under the name MSC Capital LLC. MSC Capital LLC was formed by Steele Creek Investment Management LLC, Moelis Asset and two affiliates. On October 7, 2020, MSC Capital LLC converted to a Maryland corporation (the “Conversion”), named Steele Creek Capital Corporation. On September 3, 2020, we formed a wholly-owned consolidated special purpose financing vehicle, Steele Creek Capital Funding I, LLC (“Funding I”), a Delaware limited liability company. Funding I was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to BNP Paribas (“BNP”) and to be used as collateral for the credit facility. On August 28, 2024, we formed a wholly-owned special purpose financing vehicle, Steele Creek Capital Funding II, LLC (“Funding II”), a Delaware limited liability company. Funding II was formed to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets were granted to Bank of America (“BoA”) and to be used as collateral for the credit facility. As of September 24, 2025, Funding I was completely wound down and accounts were closed.

Our investment objective is to generate high current income by investing primarily in fixed income instruments, including broadly syndicated bank loans, structured products, mezzanine financings and senior secured bonds. We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. As of September 30, 2026, approximately 1,738,795 shares have been tendered through the share repurchase program. Broadly syndicated loans are generally more liquid than directly originated investments and may provide more attractive financing terms than less liquid assets. Mezzanine financings are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Moreover, mezzanine financings are generally unsecured and subordinate to other obligations of the obligor and are subject to many of the same risks as those associated with high-yield debt securities.

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

Current Market Conditions

The loan market was active in Q3 as a healthy slate of M&A and LBO issuance hit the market alongside refinancing and extension activity. Supply was met with strong CLO issuance and retail inflows, with net supply landing -$3.8BN for the quarter according to Creditsights. The last week of September encountered some volatility amid the spike in rates, however, loan prices still ended the quarter higher with the JP Morgan Leveraged Loan index at 95.55 vs. 95.22 in Q2. The index returned 1.99% in Q3 compared to 1.93% in the prior quarter.

Portfolio and Investment Activity

As of September 30, 2026, our portfolio had a fair market value of approximately $22,084 thousand, a cost basis of approximately $22,934 thousand and was comprised of investments, measured at fair value. Our loan portfolio consisted of 52 investments in 20 industries and in 6 domiciled countries. The decrease in fair value and number of investments as of September 30, 2026 is due to the sale of investments in relation to the Plan. (See Note 1. Organization - Plan of Deleveraging, Complete Liquidation and Dissolution).

The following table depicts a summary of the portfolio as of September 30, 2026 (in thousands):

Investments
Cost	$22,934
Cumulative Net Unrealized Depreciation	(850)
Fair Value	$22,084
Yield at Cost	7.14%

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

As of September 30, 2026, 100.0% of the term loan investments in the portfolio bore interest at floating rates, with 42.7% of our loan portfolio (at fair value) and 45.1% of our loan portfolio (at cost) having an interest rate floor above 0.0%. Given the current interest rate environment in the United States SOFR base rates are above the floors in effect as of quarter end. Base rates on 100.0% of the loans in the portfolio exceed the stated floors.

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

The portfolio is actively managed, with a turnover ratio of 33.7% and 69.3% for the nine months ended September 30, 2026 and 2025, respectively. Our loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The annualized average yield as of September 30, 2026 and 2025 on the investment was 7.41% and 7.39%, respectively. The following tables depict the portfolio activity (in thousands).

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Fair Value, Beginning	$107,651	$115,326
Purchases	6,281	29,790
Sales and Repayments	(92,036)	(122,309)
Payment in-kind interest income	91	288
Non-cash income accrual	13	133
Net realized gains (losses)	(3,816)	(6,148)
Net unrealized appreciation (depreciation)	3,900	5,004
Fair Value, Ending	$22,084	$22,084

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Fair Value, Beginning	$115,781	$121,572
Purchases	20,390	81,941
Sales and Repayments	(15,421)	(81,704)
Payment in-kind interest income	70	203
Non-cash income accrual	28	141
Net realized gains (losses)	360	(2,186)
Net unrealized appreciation (depreciation)	(1,410)	(169)
Fair Value, Ending	$119,798	$119,798

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Investments, Beginning	231	222
Purchases (new)	18	118
Complete exit	(197)	(288)
Investments, Ending	52	52

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Investments, Beginning	193	190
Purchases (new)	67	151
Complete exit	(41)	(122)
Investments, Ending	219	219

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $425 thousand at fair value, or 1.9% of the total portfolio, as of the nine months ended September 30, 2026. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of September 30, 2026:

Industry	As of September 30, 2026
Healthcare & Pharmaceuticals	18.2%
Construction & Building	13.8%
Containers, Packaging & Glass	9.5%
Services: Business	8.5%
Aerospace & Defense	7.6%
Retail	7.6%
Telecommunications	6.9%
Consumer goods: Non-durable	3.4%
Utilities: Electric	3.4%
Chemicals, Plastics, & Rubber	3.3%
Capital Equipment	3.2%
Media: Diversified & Production	3.0%
Media: Broadcasting & Subscription	2.7%
Media: Advertising, Printing & Publishing	2.3%
Automotive	1.8%
Beverage, Food & Tobacco	1.6%
Services: Consumer	1.1%
Energy: Electricity	1.1%
Hotel, Gaming & Leisure	0.5%
Transportation: Consumer	0.5%
100.0%

The portfolio was diversified across both issuers and industries with the average investment exposure in our portfolio of $519 thousand at fair value, or 0.5% of the total portfolio, as of the year ended December 31, 2025. The following table shows the portfolio composition by industry grouping at fair value as a percentage of the total portfolio as of December 31, 2025:

As of December 31, 2025
Services: Business	14.4%
Banking, Finance, Insurance & Real Estate	13.2%
Healthcare & Pharmaceuticals	10.0%
High Tech Industries	6.3%
Telecommunications	5.8%
Construction & Building	5.1%
Hotel, Gaming & Leisure	5.1%
Chemicals, Plastics, & Rubber	4.2%
Containers, Packaging & Glass	4.1%
Aerospace & Defense	3.5%
Retail	3.0%
Energy: Oil & Gas	2.9%
Capital Equipment	2.7%
Services: Consumer	2.6%
Media: Broadcasting & Subscription	2.2%
Utilities: Electric	2.2%
Consumer goods: Durable	1.9%
Automotive	1.9%
Transportation: Consumer	1.9%
Beverage, Food & Tobacco	1.9%
Transportation: Cargo	1.5%
Consumer goods: Non-durable	1.0%
Metals & Mining	0.8%
Energy: Electricity	0.7%
Forest Products & Paper	0.3%
Media: Diversified & Production	0.3%
Media: Advertising, Printing & Publishing	0.3%
Environmental Industries	0.2%
100.0%

Results of Operations

Operating results were as follows (in thousands):

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Investment income:
Interest income	$1,389	$5,287
Payment in-kind interest income	91	288
Other income	56	93
Total investment income	1,536	5,668

Expenses:
Management fees	213	827
Interest and debt financing expenses	710	2,535
Professional fees	236	482
Administration expenses	87	259
Directors’ fees	20	60
Custody fees	28	56
Other general and administrative expenses	(10)	104
Total expenses	1,284	4,323
Less: management fees waived	(213)	(827)
Net expenses	1,071	3,496
Net investment income	465	2,172
Net realized (loss) gain on investments	(3,816)	(6,148)
Net unrealized appreciation (depreciation) on investments	3,900	5,004
Net realized and unrealized gain (loss) on investments	84	(1,144)
Net increase (decrease) in net assets	$549	$1,028

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Investment income:
Interest income	$2,314	$7,131
Payment in-kind interest income	70	203
Total investment income	2,384	7,334

Expenses:
Management fees	339	1,054
Interest and debt financing expenses	1,080	3,249
Professional fees	139	367
Incentive fees	-	4
Administration expenses	102	235
Directors’ fees	20	60
Custody fees	27	61
Other general and administrative expenses	113	453
Total expenses	1,820	5,483
Less: management fees waived	(45)	(465)
Net expenses	1,775	5,018
Net investment income	609	2,316
Net realized (loss) gain on investments	360	(2,186)
Net unrealized appreciation (depreciation) on investments	(1,410)	(169)
Net realized and unrealized gain (loss) on investments	(1,050)	(2,355)
Net increase (decrease) in net assets	$(441)	$(39)

Investment Income

Investment income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Where applicable, OID and purchased discounts and premiums are accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. Investment income for the three and nine months ended September 30, 2026 was approximately $1,536 thousand and $5,668 thousand, respectively. Investment income for the three and nine months ended September 30, 2025 was approximately $2,384 thousand and $7,334 thousand, respectively. The decrease in total investment income was driven by repricing/refinancing activities, lower SOFR rates during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, and the Company selling approximately 75.8% of the loans during the quarter.

Total Expenses

Total expenses for the three and nine months ended September 30, 2026 of approximately $1,284 thousand and $4,323 thousand, respectively. Total expenses for the three and nine months ended September 30, 2025 of approximately $1,820 thousand and $5,483 thousand, respectively. Total expenses include management, incentive, audit and tax preparation fees, organizational costs, offering costs, interest and debt financing costs, directors’ fees, administration expenses and other general and administrative expenses. Expenses are recognized on an accrual basis.

For the three and nine months ended September 30, 2026, the Investment Advisor waived $213 thousand of management fees and $827 thousand, respectively. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2026 of approximately $1,284 thousand to approximately $1,071 thousand and $4,323 thousand to approximately $3,496 thousand.

For the three and nine months ended September 30, 2025, the Investment Advisor waived $45 thousand of management fees and $465 thousand, respectively. The actions taken by Moelis Asset and the Investment Advisor effectively reduced total expenses incurred by the Company for the three and nine months ended September 30, 2025 of approximately $1,820 thousand to approximately $1,775 thousand and $5,483 thousand to approximately $5,018 thousand, respectively.

Net Realized Gain and Losses on Investments

Sales and repayments of investments during the three and nine months ended September 30, 2026 totaled approximately $92,036 thousand and $122,309 thousand, respectively, resulting in net realized loss of approximately $3,816 thousand and $6,148 thousand, respectively. The increase in sales and repayments made during the three and nine months ended September 30, 2026 is due to the sale of investments in relation to the Plan. (See Note 1. Organization - Plan of Deleveraging, Complete Liquidation and Dissolution).

Sales and repayments of investments during the three and nine months ended September 30, 2025 totaled approximately $15,421 thousand and $81,704 thousand, respectively, resulting in net realized gains of approximately $360 thousand and realized losses of $2,186 thousand, respectively.

Net Unrealized Appreciation or Depreciation on Investments

Unrealized appreciation for the three and nine months ended September 30, 2026 totaled approximately $3,900 thousand and $5,004 thousand, respectively. Unrealized depreciation for the three and nine months ended September 30, 2025 totaled approximately $1,410 thousand and $169 thousand, respectively. This activity reflects the changes in fair value of investments as determined in compliance with the Investment Advisor’s valuation policy.

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

In connection with the Plan, the Company is evaluating the implications and timing of deregistering as a BDC with the SEC and revoking its RIC elected tax status.

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

Capital Contributions

For the three and nine months ended September 30, 2026, the Company issued and sold 46,918 and 154,422 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $398 thousand and $1,304 thousand. For the three and nine months ended September 30, 2025, the Company issued and sold 131,305 and 467,715 shares of Common Stock with a par value of $0.001 per share for an aggregate offering price of $1,194 thousand and $4,275 thousand, respectively.

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

We provide moderate liquidity to our shareholders by offering a quarterly share repurchase program. During the three and nine months ended September 30, 2026, approximately 133,227 and 548,552 shares with an aggregate value of $1,130 thousand and $4,667 thousand were tendered and accepted by the Company. During the three and nine months ended September 30, 2025, approximately 36,824 and 127,308 shares with an aggregate value of $337 thousand and $1,164 thousand were tendered and accepted by the Company.

In September 2024, the Company adopted a DRIP that provides for the reinvestment of dividends and other distributions on behalf of its stockholders that elect to participate in such plan. When the Company declares a dividend or distribution, the Company’s current stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested in additional shares of the Company’s common stock. Existing investors were given the option to be enrolled into the DRIP, any investor that did not enroll will continue to receive their dividends in cash. All new stockholders will automatically be enrolled in the DRIP unless they opt out. Newly issued shares are valued based upon the month end closing price prior to payment of the dividend.

On September 21, 2026, in connection with the Plan, we suspended our DRIP.

The following table summarizes the Company’s distributions reinvested during the nine months ended September 30, 2026.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2026:
March 1, 2026	8.32	46,830	$390
June 1, 2026	8.52	46,435	396
September 1, 2026	8.47	46,918	398
Total distributions reinvested		140,183	$1,184

The following table summarizes the Company’s distributions reinvested during the nine months ended September 30, 2025.

Reinvestment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2025:
January 1, 2025	9.40	14,115	$133
March 1, 2025	9.32	43,693	407
April 1, 2025	9.03	14,845	134
June 1, 2025	9.09	43,144	392
September 1, 2025	9.02	45,983	415
Total distributions reinvested		161,780	$1,481

As of November 13, 2026, 5,782,032 shares of the Company’s Common Stock was issued and outstanding.

Borrowings

Bank of America

On October 18, 2024 the Company had entered into a three-year secured revolving Credit Agreement (the “BoA Credit Agreement”) with BoA as lender and administrative agent (the “BoA Credit Facility”) providing a maximum of $80,000 thousand (“BoA Maximum Facility Amount”) to Funding II. On September 8, 2026, the Company fully repaid and terminated the existing BoA Credit Facility. The wholly owned subsidiary, Funding II, remains open; however all collateral assets have been sold.

Funding II was used to hold the Company’s investments, and a first priority continuing security interest in, to and under each investment, all underlying investments and underlying assets have been granted to BoA to use as collateral for the BoA Credit Facility. The BoA Credit Facility bore interest at Term Secured Overnight Financing Rate (“SOFR”) plus 1.50%.

Funding II was required to pay an upfront fee equal to $400 thousand, calculated as 0.50% of the BoA Maximum Facility Amount. Additionally, an unused fee was payable monthly in arrears commencing in December 2024 in an amount equal to 0.50% until the four-month anniversary of the Closing Date. The unused fee rate after the four-month Closing Date was equal to 1.50%. The unused fee was calculated off the positive daily balance of 80% of the BoA Maximum Facility amount minus the aggregate outstanding amount.

The average debt outstanding and weighted average interest rate for the period January 1, 2026 through September 8, 2026 was $63,751 and 5.14%. For the period January 1, 2026 through September 8, 2026, we incurred interest and debt financing expenses of $2,535 thousand on the BoA Credit Facility. On September 8, 2026 $210 thousand of unamortized credit facility expenses were expensed.

The average debt outstanding and weighted average interest rate for the year ended December 31, 2025 was $71,778 thousand and 5.82%. For the year ended December 31, 2025, we incurred interest and debt financing expenses of $4,296 thousand on the BoA Credit Facility. As of December 31, 2025 there was $71,615 thousand outstanding and $8,385 thousand available to be drawn under the BoA Credit Facility. As of December 31, 2025, the BoA Credit Facility had a fair value of $71,615 thousand. The fair value of the BoA Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 2 inputs. As of December 31, 2025, Funding II was in compliance with all covenants of the BoA Credit Facility.

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

As of September 30, 2026, the Company terminated the existing BoA Credit Facility.

As of December 31, 2025, the Company had total senior securities of $71,615 thousand, consisting of borrowings under the Credit Facility, and had asset coverage ratio of 174.6%. For a discussion of certain risks associated with the reduction of the required minimum asset coverage ratio applicable to the Company, see “Risk Factors — Risks Related to Our Business and Structure — The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”

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

Expenses

For the three and nine months ended September 30, 2026, the Company incurred expenses of approximately $1,284 thousand and $4,323 thousand, respectively. For the three and nine months ended September 30, 2025, the Company incurred expenses of approximately $1,820 thousand and $5,483 thousand, respectively. The expenses are primarily related to management fees, incentive fees, interest and debt financing expenses, organization expenses, professional fees, directors’ fees, offering costs and administration and custodian fees. Expenses are recognized on an accrual basis.

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

Non-accrual: Debt investments are placed on non-accrual status when principal or interest payments become materially past due, or when there is reasonable doubt that principal or interest will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt investments are restored to accrual status when past due principal or interest are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. For the three and nine months ended September 30, 2026, there were no loans on non-accrual status. For the three and nine months ended September 30, 2025, there were no loans on non-accrual status.

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

Contractual Obligations

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws. Commitments generally have fixed expiration dates or other termination clauses. As of September 30, 2026 and December 31, 2025, the Company had zero and $24 thousand of unfunded commitments, respectively.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2026 and December, 31, 2025, the Company had zero and $24 thousand of unfunded commitments, respectively. These outstanding commitments can be comprised of investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded.

Related Party Transactions

As of September 30, 2026, affiliates owned approximately 48% of the Company representing approximately $23,403 thousand of the Company’s net assets. As of December 31, 2025, affiliates owned approximately 43% of the Company representing approximately $22,912 thousand of the Company’s net assets.

The Company may, from time to time, purchase investments from, or sell investments to affiliates of our Investment Advisor at fair value on the trade date. For the three months ended September 30, 2026 and 2025, there were no purchases of investments from or sales of investments to affiliates of our Investment Advisor.

For the three and nine months ended September 30, 2026 and 2025, the Company incurred $20 thousand and $60 thousand in directors’ fees expense.

The Company carries employment practices liability, directors and officers and errors and omission insurance. For the best interests of the Company, these policies are joint liability policies with Moelis Asset and its affiliates.

Organizational and Offering Expenses

For the three and nine months ended September 30, 2026 and 2025 the Company did not incur organizational or offering expenses. Organizational costs are expensed as incurred and offering cost are amortized over a twelve-month period.

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

On August 14, 2026, the Board approved the renewal of the Investment Advisory Agreement.

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

The base management fee is calculated at a maximum annual rate of 1.0% of the average of the weighted average (based on the number of shares outstanding each day in the quarter) of our gross assets (including uninvested cash and cash equivalents) at the end of each of the two most recently completed calendar quarters. On August 13, 2021, the Board agreed to make investments rather than gross assets the basis for their fee to be more in line with the waivers implemented for management fees. Net management fees for the three and nine months ended September 30, 2026 were zero and zero, respectively. Net management fees for the three and nine months ended September 30, 2025 were $294 and $589 thousand, respectively. The Company elected to waive a portion of the management fee and charged management fees on investments rather than gross assets. The Investment Advisor has agreed to a 6.0% priority dividend to shareholders before receiving a fee for the services it provides to the Company.

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

On August 14, 2026 the Board approved the renewal of the Administration Agreement which automatically renews for successive one-year periods each September 17th; provided that such continuance is specifically approved at least annually by the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and the vote of a majority of the members of the Company’s Board who are not parties to this Agreement or “interested persons” (as such term defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the Investment Company Act.

Recent Developments

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On October 13, 2026, the Company’s stockholders voted to approve the Plan and the Withdrawal at the special meeting. See Note 1. “Organization – Plan of Deleveraging, Complete Liquidation and Dissolution”.

On October 15, 2026, the Company paid its quarterly distribution of approximately $738 thousand, of which approximately $398 thousand or approximately 46,918 shares of the regular dividend were reinvested into the fund on September 1, 2026.

On October 22, 2026, the Company’s investment adviser sold 37 of the Company’s broadly-syndicated loan investments (or 62.85% of the Company’s investment portfolio at fair value as of September 30, 2026) into the market via a so-called “Bids Wanted in Competition” secondary market auction process to over 16 dealers. The Company will receive gross proceeds of approximately $13,776 thousand from such asset sales and realized a net loss of approximately $6.5 thousand in connection therewith. The Company sold these investments at prices that generated a loss of approximately $104 thousand below the September 30, 2026 valuation.

On November 2, 2026, the Company made its first liquidating distribution of approximately $35,860 thousand to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are subject to financial market risks, including changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates.

As of September 30, 2026, 100% of our loan portfolio bore interest at floating rates with 42.7% (at fair value) having an interest rate floor between 0.50% and 1.50%. The floating rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations ranging from one to nine months, after which they reset to current market interest rates. Floating rate investments subject to a floor generally reset to the current market index after one to six months if the index exceeds the floor. For positions with an interest rate floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. Recent interest rate increases announced in the United States have driven the SOFR rates above the floors in effect as of quarter end. Base rates on 100% of the portfolio exceeds the stated floors.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

As of September 30, 2026
Basis Point Changes	Interest Income
Up 300 basis points	$689
Up 200 basis points	460
Up 100 basis points	230
Down 100 basis points	(230)
Down 200 basis points	(460)
Down 300 basis points	(684)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this quarterly report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management concluded that, as of September 30, 2026, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risk factors below, during the three months ended September 30, 2026, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Steele Creek Capital Corporation

Date: November 13, 2026	/s/ Glenn Duffy
	Name:	Glenn Duffy
	Title:	Chief Executive Officer,
Chief Investment Officer, and President
(Principal Executive Officer)

Date: November 13, 2026	/s/ Douglas Applegate Jr.
	Name:	Douglas Applegate Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

